Form 10-Q
period 2022-09-30
Noble Corp plc; Noble Finance Co
filed 2022-11-03
CIK 1895262, 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
_____________________________________________________________________________________________________
Commission file number: 001-41520
Noble Corporation plc
(Exact name of registrant as specified in its charter)
_____________________________________________________________________________________________________

England and Wales	98-1644664
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
13135 Dairy Ashford, Suite 800, Sugar Land, Texas, 77478
(Address of principal executive offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: (281) 276-6100
Noble Corporation
(Former name, if changed since last report)
_____________________________________________________________________________________________________
Commission file number: 001-31306

Noble Finance Company
(Exact name of registrant as specified in its charter)
_____________________________________________________________________________________________________

Cayman Islands	98-0366361
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
13135 Dairy Ashford, Suite 800, Sugar Land, Texas, 77478
(Address of principal executive offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: (281) 276-6100
_______________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
A Ordinary Shares, par value $0.00001 per share	NE	New York Stock Exchange
_____________________________________________________________________________________________

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Noble Corporation plc	Yes	☑	No	☐
Noble Finance Company	Yes	☑	No	☐
Indicate by check mark whether each registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Noble Corporation plc	Yes	☑	No	☐
Noble Finance Company	Yes	☑	No	☐
Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Noble Corporation plc:	Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
Noble Finance Company:	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Noble Corporation plc	☐
Noble Finance Company	☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Noble Corporation plc	Yes	☐	No	☑
Noble Finance Company	Yes	☐	No	☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☑    No  ☐
Number of shares outstanding at October 28, 2022: Noble Corporation plc - 130,840,740
Number of shares outstanding: Noble Finance Company - 261,246,093
This Quarterly Report on Form 10-Q is a combined report being filed separately by two registrants: Noble Corporation plc, a public limited company incorporated under the laws of England and Wales, and its wholly owned subsidiary, Noble Finance Company, an exempted company incorporated in the Cayman Islands.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Noble Corporation plc (Noble) Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30,2022, the period from February 6 through September 30, 2021, the period from January 1 through February 5, 2021 and the three months ended September 30, 2021	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022, the period from February 6 through September 30, 2021, the period from January 1 through February 5, 2021 and the three months ended September 30, 2021	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022, the period from February 6 through September 30, 2021 and the period from January 1 through February 5, 2021	7
	Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2022, the period from February 6 through September 30, 2021, the period from January 1 through February 5, 2021 and the three months ended September 30, 2021	8

	Noble Finance Company (Finco) Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	10
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022, for the period of February 6 through September 30, 2021, the period from January 1 through February 5, 2021 and the three months ended September 30, 2021	11
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022, for the period from February 6 through September 30, 2021, the period from January 1 through February 5, 2021 and the three months ended September 30, 2022	13
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022, the period from February 6 through September 30, 2021 and the period from January 1 through February 5, 2021	14
	Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2022, the period from February 6 through September 30, 2021, the period from January 1 through February 5, 2021 and the three months ended September 30, 2021	15

	Notes to Combined Condensed Consolidated Financial Statements	17

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3	Quantitative and Qualitative Disclosures About Market Risk	55
Item 4	Controls and Procedures	55
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	55
Item 1A	Risk Factors	55
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 6	Exhibits	56
	Index to Exhibits	57
	SIGNATURES	61
This combined Quarterly Report on Form 10-Q is separately filed by Noble Corporation plc (formerly known as Noble Finco Limited), a public limited company formed under the laws of England and Wales (“Noble”), and Noble Finance Company, an exempted company incorporated in the Cayman Islands with limited liability and a wholly owned subsidiary of Noble (“Finco”). Information in this filing relating to Finco is filed by Noble and separately by Finco on its own behalf. Finco makes no representation as to information relating to Noble (except as it may relate to Finco) or any other affiliate or subsidiary of Noble.
This report should be read in its entirety as it pertains to each Registrant. Except where indicated, the Condensed Consolidated Financial Statements and related Notes are combined. References in this Quarterly Report on Form 10-Q to “Noble,” the “Company,” “we,” “us” and “our” refer collectively to (i) Noble Holding Corporation plc, a public limited company incorporated under the laws of England and Wales, and its consolidated subsidiaries prior to February 5, 2021, (ii) Noble Corporation, an exempted company incorporated in the Cayman Islands with limited liability (“Noble Cayman”), and its consolidated subsidiaries on and after February 5, 2021 and prior to September 30, 2022, and (iii) Noble Corporation plc and its consolidated subsidiaries (including Noble Cayman) on and after September 30, 2022, as applicable. As a result of the Merger (as defined herein), Noble became the successor issuer to Noble Cayman pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOBLE CORPORATION plc (formerly known as Noble Finco Limited) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	Successor
	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$422,486	$194,138
Accounts receivable, net	274,175	200,419
Taxes receivable	16,693	16,063
Prepaid expenses and other current assets	41,272	45,026
Total current assets	754,626	455,646
Intangible assets	25,324	61,849
Property and equipment, at cost	1,341,132	1,555,975
Accumulated depreciation	(119,442)	(77,275)
Property and equipment, net	1,221,690	1,478,700
Assets held for sale	299,016	—
Other assets	84,853	77,247
Total assets	$2,385,509	$2,073,442
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$144,498	$120,389
Accrued payroll and related costs	36,402	48,346
Taxes payable	26,534	28,735
Interest payable	4,268	9,788
Other current liabilities	57,117	41,136
Total current liabilities	268,819	248,394
Long-term debt	434,368	216,000
Deferred income taxes	7,407	13,195
Other liabilities	126,354	95,226
Total liabilities	836,948	572,815
Commitments and contingencies (Note 12)
Shareholders’ equity
Common stock, $0.00001 par value; 70,354 ordinary shares outstanding as of September 30, 2022; 60,172 ordinary shares outstanding as of December 31, 2021	1	1
Additional paid-in capital	1,410,020	1,393,255
Retained earnings	135,968	101,982
Accumulated other comprehensive income	2,572	5,389
Total shareholders’ equity	1,548,561	1,500,627
Total liabilities and equity	$2,385,509	$2,073,442
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc (formerly known as Noble Finco Limited) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Successor
	Three Months Ended September 30,
	2022	2021
Operating revenues
Contract drilling services	$289,494	$231,154
Reimbursables and other	16,378	19,217
	305,872	250,371
Operating costs and expenses
Contract drilling services	186,482	188,552
Reimbursables	13,284	16,462
Depreciation and amortization	24,868	25,248
General and administrative	18,089	14,982
Merger and integration costs	9,338	5,033
(Gain) loss on sale of operating assets, net	354	3,146
Hurricane losses and (recoveries), net	1,896	10,441
	254,311	263,864
Operating income (loss)	51,561	(13,493)
Other income (expense)
Interest expense, net of amounts capitalized	(7,943)	(8,870)
Loss on extinguishment of debt, net	(196)	—
Interest income and other, net	3,235	973
Income (loss) before income taxes	46,657	(21,390)
Income tax provision	(13,072)	(2,275)
Net income (loss)	$33,585	$(23,665)
Per share data
Basic:
Net income (loss)	$0.48	$(0.36)

Diluted:
Net income (loss)	$0.41	$(0.36)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc (formerly known as Noble Finco Limited) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
(In thousands, except per share amounts)
(Unaudited)

	Successor		Predecessor
		Period From	Period From
		February 6, 2021	January 1, 2021
	Nine Months Ended	through	through
	September 30, 2022	September 30, 2021	February 5, 2021
Operating revenues
Contract drilling services	$746,992	$515,680	$74,051
Reimbursables and other	44,263	46,467	3,430
	791,255	562,147	77,481
Operating costs and expenses
Contract drilling services	530,710	456,853	46,965
Reimbursables	37,095	41,577	2,737
Depreciation and amortization	77,109	64,831	20,622
General and administrative	52,300	47,939	5,727
Merger and integration costs	27,916	13,786	—
(Gain) loss on sale of operating assets, net	(3,105)	3,146	—
Hurricane losses and (recoveries), net	4,701	10,441	—
	726,726	638,573	76,051
Operating income (loss)	64,529	(76,426)	1,430
Other income (expense)
Interest expense, net of amounts capitalized	(23,338)	(23,628)	(229)
Gain on bargain purchase	—	64,479	—
Loss on extinguishment of debt, net	(196)	—	—
Interest income and other, net	4,766	7,490	399
Reorganization items, net	—	—	252,051
Income (loss) before income taxes	45,761	(28,085)	253,651
Income tax (provision) benefit	(11,775)	6,631	(3,423)
Net income (loss)	$33,986	$(21,454)	$250,228
Per share data
Basic:
Net income (loss)	$0.49	$(0.35)	$1.00

Diluted:
Net income (loss)	$0.42	$(0.35)	$0.98
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc (formerly known as Noble Finco Limited) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Successor
	Three Months Ended September 30,
	2022	2021
Net income (loss)	$33,585	$(23,665)
Other comprehensive loss
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive loss, net of tax provision of $3 and zero for the three months ended September 30, 2022 and 2021, respectively	(1,230)	(435)
Other comprehensive loss, net	(1,230)	(435)
Comprehensive income (loss)	$32,355	$(24,100)

	Successor		Predecessor
		Period From	Period From
	Nine Months	February 6, 2021	January 1, 2021
	Ended	through	through
	September 30, 2022	September 30, 2021	February 5, 2021
Net income (loss)	$33,986	$(21,454)	$250,228
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	(116)
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive loss, net of tax provision of $3, zero and $59 for the nine months ended September 30, 2022, period from February 6, 2021 through September 30, 2021 and period from January 1, 2021 through February 5, 2021, respectively	(2,817)	(267)	224
Other comprehensive income (loss), net	(2,817)	(267)	108
Comprehensive income (loss)	$31,169	$(21,721)	$250,336

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc (formerly known as Noble Finco Limited) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor		Predecessor
		Period From	Period From
	Nine Months	February 6, 2021	January 1, 2021
	Ended	through	through
	September 30, 2022	September 30, 2021	February 5, 2021
Cash flows from operating activities
Net income (loss)	$33,986	$(21,454)	$250,228
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	77,109	64,831	20,622
Amortization of intangible assets	36,525	37,127	—
Loss on extinguishment of debt, net	196	—	—
Gain on bargain purchase	—	(64,479)	—
Gain on sale of operating assets, net	(6,767)	—	—
Reorganization items, net	—	—	(280,790)
Deferred income taxes	(22,081)	(9,170)	2,501
Amortization of share-based compensation	20,907	11,624	710
Other costs, net	(4,334)	1,912	(10,754)
Changes in components of working capital
Change in taxes receivable	118	13,810	(1,789)
Net changes in other operating assets and liabilities	(25,853)	(10,173)	(26,176)
Net cash provided by (used in) operating activities	109,806	24,028	(45,448)
Cash flows from investing activities
Capital expenditures	(109,235)	(117,750)	(14,629)
Cash acquired in stock-based business combination	—	54,970	—
Proceeds from disposal of assets, net	15,756	31,247	194
Net cash used in investing activities	(93,479)	(31,533)	(14,435)
Cash flows from financing activities
Issuance of second lien notes	—	—	200,000
Borrowings on credit facilities	220,000	40,000	177,500
Repayments of debt	(1,828)	(27,500)	(545,000)
Debt issuance costs	—	—	(23,664)
Warrants exercised	784	647	—
Taxes withheld on employee stock transactions	(4,926)	—	(1)
Net cash provided by (used in) financing activities	214,030	13,147	(191,165)
Net increase (decrease) in cash, cash equivalents and restricted cash	230,357	5,642	(251,048)
Cash, cash equivalents and restricted cash, beginning of period	196,722	113,993	365,041
Cash, cash equivalents and restricted cash, end of period	$427,079	$119,635	$113,993
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc (formerly known as Noble Finco Limited) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at 6/30/2021 (Successor)	60,150	$1	$1,383,344	$2,211	$168	$1,385,724
Employee related equity activity
Amortization of share-based compensation	—	—	4,668	—	—	4,668
Exercise of common stock warrants	18	—	376	—	—	376
Net loss	—	—	—	(23,665)	—	(23,665)
Other comprehensive loss, net	—	—	—	—	(435)	(435)
Balance at 9/30/21 (Successor)	60,168	$1	$1,388,388	$(21,454)	$(267)	$1,366,668

Balance at 6/30/2022 (Successor)	67,050	1	1,402,608	102,383	3,802	1,508,794
Employee related equity activity
Amortization of share-based compensation	—	—	7,068	—	—	7,068
Exercise of common stock warrants	3,304	—	344	—	—	344
Net income	—	—	—	33,585	—	33,585
Other comprehensive loss, net	—	—	—	—	(1,230)	(1,230)
Balance at 9/30/2022 (Successor)	70,354	$1	$1,410,020	$135,968	$2,572	$1,548,561
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc (formerly known as Noble Finco Limited) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - CONTINUED
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at 12/31/2020 (Predecessor)	251,084	$2,511	$814,796	$(1,070,683)	$(58,012)	$(311,388)
Employee related equity activity
Amortization of share-based compensation	—	—	710	—	—	710
Issuance of share-based compensation shares	43	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(1)	—	—	(1)
Net income	—	—	—	250,228	—	250,228
Other comprehensive income, net	—	—	—	—	108	108
Cancellation of Predecessor equity	(251,127)	(2,511)	(815,505)	820,455	57,904	60,343
Issuance of Successor common stock and warrants	50,000	1	1,018,767	—	—	1,018,768
Balance at 2/5/2021 (Predecessor)	50,000	$1	$1,018,767	$—	$—	$1,018,768

Balance at 2/6/2021 (Successor)	50,000	$1	$1,018,767	$—	$—	$1,018,768
Employee related equity activity
Amortization of share-based compensation	—	—	11,312	—	—	11,312
Exchange of common stock for penny warrants	(6,463)	—	—	—	—	—
Exercise of common stock warrants	31	—	647	—	—	647
Issuance of common stock for Pacific Drilling merger	16,600	—	357,662	—	—	357,662
Net loss	—	—	—	(21,454)	—	(21,454)
Other comprehensive loss, net	—	—	—	—	(267)	(267)
Balance at 9/30/2021 (Successor)	60,168	$1	$1,388,388	$(21,454)	$(267)	$1,366,668

Balance at 12/31/2021 (Successor)	60,172	$1	$1,393,255	$101,982	$5,389	1,500,627
Employee related equity activity
Amortization of share-based compensation	—	—	20,907	—	—	20,907
Issuance of share-based compensation shares	365	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(4,926)	—	—	(4,926)
Exercise of common stock warrants	9,817	—	784	—	—	784
Net income	—	—	—	33,986	—	33,986
Other comprehensive loss, net	—	—	—	—	(2,817)	(2,817)
Balance at 9/30/2022 (Successor)	70,354	$1	$1,410,020	$135,968	$2,572	$1,548,561
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	Successor
	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$97,641	$192,636
Accounts receivable, net	274,175	200,419
Taxes receivable	16,693	16,063
Prepaid expenses and other current assets	33,057	36,545
Total current assets	421,566	445,663
Intangible assets	25,324	61,849
Property and equipment, at cost	1,341,132	1,555,975
Accumulated depreciation	(119,442)	(77,275)
Property and equipment, net	1,221,690	1,478,700
Assets held for sale	299,016	—
Other assets	84,930	77,247
Total assets	$2,052,526	$2,063,459
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$133,426	$116,030
Accrued payroll and related costs	36,402	48,346
Taxes payable	26,534	28,735
Interest payable	4,268	9,788
Other current liabilities	56,517	40,949
Total current liabilities	257,147	243,848
Long-term debt	434,368	216,000
Deferred income taxes	7,407	13,195
Other liabilities	126,354	94,998
Total liabilities	825,276	568,041
Commitments and contingencies (Note 12)
Shareholders’ equity
Common stock, $0.10 par value; 261,246 ordinary shares outstanding as of September 30, 2022 and December 31, 2021	26,125	26,125
Capital in excess of par value	1,198,553	1,393,410
Retained earnings	—	70,494
Accumulated other comprehensive income	2,572	5,389
Total shareholders’ equity	1,227,250	1,495,418
Total liabilities and equity	$2,052,526	$2,063,459
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Successor
	Three Months Ended September 30,
	2022	2021
Operating revenues
Contract drilling services	$289,494	$231,154
Reimbursables and other	16,378	19,217
	305,872	250,371
Operating costs and expenses
Contract drilling services	185,715	187,886
Reimbursables	13,284	16,462
Depreciation and amortization	24,810	25,241
General and administrative	10,547	7,772
Merger and integration costs	—	4,149
(Gain) loss on sale of operating assets, net	—	2,230
Hurricane losses and (recoveries), net	1,896	10,441
	236,252	254,181
Operating income (loss)	69,620	(3,810)
Other income (expense)
Interest expense, net of amounts capitalized	(8,139)	(8,870)
Loss on extinguishment of debt, net	(196)	—
Interest income and other, net	3,641	975
Income (loss) before income taxes	64,926	(11,705)
Income tax provision	(13,072)	(2,275)
Net income (loss)	$51,854	$(13,980)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
(In thousands)
(Unaudited)

	Successor		Predecessor
		Period From	Period From
		February 6, 2021	January 1, 2021
	Nine Months Ended	through	through
	September 30, 2022	September 30, 2021	February 5, 2021
Operating revenues
Contract drilling services	$746,992	$515,680	$74,051
Reimbursables and other	44,263	46,467	3,430
	791,255	562,147	77,481
Operating costs and expenses
Contract drilling services	528,904	455,124	46,703
Reimbursables	37,095	41,577	2,737
Depreciation and amortization	76,997	64,814	20,631
General and administrative	38,582	26,690	5,729
Merger and integration costs	395	7,099	—
(Gain) loss on sale of operating assets, net	(4,562)	2,230	—
Hurricane losses and (recoveries), net	4,701	10,441	—
	682,112	607,975	75,800
Operating income (loss)	109,143	(45,828)	1,681
Other income (expense)
Interest expense, net of amounts capitalized	(23,534)	(23,628)	(229)
Loss on extinguishment of debt, net	(196)	—	—
Interest income and other, net	5,175	7,489	400
Reorganization items, net	—	—	195,395
Income (loss) before income taxes	90,588	(61,967)	197,247
Income tax benefit (provision)	(11,775)	6,631	(3,422)
Net income (loss)	$78,813	$(55,336)	$193,825
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Successor
	Three Months Ended September 30,
	2022	2021
Net income (loss)	$51,854	$(13,980)
Other comprehensive loss
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive loss, net of tax provision of $3 and zero for the three months ended September 30, 2022 and 2021, respectively	(1,230)	(435)
Other comprehensive loss, net	(1,230)	(435)
Comprehensive income (loss)	$50,624	$(14,415)

	Successor		Predecessor
		Period From	Period From
	Nine Months	February 6, 2021	January 1, 2021
	Ended	through	through
	September 30, 2022	September 30, 2021	February 5, 2021
Net income (loss)	$78,813	$(55,336)	$193,825
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	(116)
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive loss, net of tax provision of $3, zero and $59 for the nine months ended September 30, 2022, the period from February 6, 2021 through September 30, 2021, the period from January 1, 2021 through February 5, 2021, respectively	(2,817)	(267)	224
Other comprehensive income (loss), net	(2,817)	(267)	108
Comprehensive income (loss)	$75,996	$(55,603)	$193,933

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor		Predecessor
		Period From	Period From
	Nine Months	February 6, 2021	January 1, 2021
	Ended	through	through
	September 30, 2022	September 30, 2021	February 5, 2021
Cash flows from operating activities
Net income (loss)	$78,813	$(55,336)	$193,825
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	76,997	64,814	20,631
Loss on extinguishment of debt, net	196	—	—
Amortization of intangible asset	36,525	37,127	—
(Gain) loss on sale of operating assets, net	(6,767)	—	—
Reorganization items, net	—	—	(203,490)
Deferred income taxes	(22,081)	(9,170)	2,501
Amortization of share-based compensation	20,907	11,624	710
Other costs, net	(4,334)	1,912	(3,054)
Changes in components of working capital:
Change in taxes receivable	118	13,810	(1,789)
Net changes in other operating assets and liabilities	(32,982)	(7,664)	(21,808)
Net cash provided by (used in) operating activities	147,392	57,117	(12,474)
Cash flows from investing activities
Capital expenditures	(109,235)	(117,750)	(14,629)
Proceeds from disposal of assets, net	15,756	31,247	194
Net cash used in investing activities	(93,479)	(86,503)	(14,435)
Cash flows from financing activities
Issuance of second lien notes	—	—	200,000
Borrowings on credit facilities	220,000	40,000	177,500
Repayments of credit facilities	—	(27,500)	(545,000)
Repayments of debt	(1,828)	—	—
Debt issuance costs	—	—	(10,139)
Cash contributed by parent in connection with Pacific Drilling merger	—	54,970	—
Distributions to parent company, net	(365,071)	(32,677)	(26,503)
Net cash provided by (used in) financing activities	(146,899)	34,793	(204,142)
Net increase (decrease) in cash, cash equivalents and restricted cash	(92,986)	5,407	(231,051)
Cash, cash equivalents and restricted cash, beginning of period	195,220	113,993	345,044
Cash, cash equivalents and restricted cash, end of period	$102,234	$119,400	$113,993
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at 6/30/2021 (Successor)	261,246	$26,125	$1,399,905	$(41,356)	$168	$1,384,842
Distributions to parent company, net	—	—	(13,772)	—	—	(13,772)
Capital contribution by parent - share-based compensation	—	—	4,668	—	—	4,668
Net loss	—	—	—	(13,980)	—	(13,980)
Other comprehensive loss, net	—	—	—	—	(435)	(435)
Balance at 9/30/2021 (Successor)	261,246	$26,125	$1,390,801	$(55,336)	$(267)	$1,361,323

Balance at 6/30/2022 (Successor)	261,246	$26,125	$1,407,249	$72,410	$3,802	$1,509,586
Distributions to parent company, net	—	—	(215,764)	(124,264)	—	(340,028)
Capital contribution by parent - share-based compensation	—	—	7,068	—	—	7,068
Net income	—	—	—	51,854	—	51,854
Other comprehensive loss, net	—	—	—	—	(1,230)	(1,230)
Balance at Balance at 9/30/2022 (Successor)	261,246	$26,125	$1,198,553	$—	$2,572	$1,227,250
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - CONTINUED
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at 12/31/2020 (Predecessor)	261,246	$26,125	$766,714	$(948,219)	$(58,012)	$(213,392)
Distributions to parent company, net	—	—	—	(26,503)	—	(26,503)
Capital contribution by parent - share-based compensation	—	—	710	—	—	710
Net income	—	—	—	193,825	—	193,825
Other comprehensive income, net	—	—	—	—	108	108
Elimination of Predecessor equity	—	—	222,601	780,897	57,904	1,061,402
Balance at 2/5/2021 (Predecessor)	261,246	$26,125	$990,025	$—	$—	$1,016,150

Balance at 2/6/2021 (Successor)	261,246	$26,125	$990,025	$—	$—	$1,016,150
Distributions to parent company, net	—	—	(32,677)	—	—	(32,677)
Capital contribution by parent - share-based compensation	—	—	11,312	—	—	11,312
Capital contribution by parent - Pacific Drilling merger	—	—	422,141	—	—	422,141
Net loss	—	—	—	(55,336)	—	(55,336)
Other comprehensive loss, net	—	—	—	—	(267)	(267)
Balance at 9/30/2021 (Successor)	261,246	$26,125	$1,390,801	$(55,336)	$(267)	$1,361,323

Balance at 12/31/2021 (Successor)	261,246	$26,125	$1,393,410	$70,494	$5,389	$1,495,418
Distributions to parent company, net	—	—	(215,764)	(149,307)	—	(365,071)
Capital contribution by parent - share-based compensation	—	—	20,907	—	—	20,907
Net income	—	—	—	78,813	—	78,813
Other comprehensive loss, net	—	—	—	—	(2,817)	(2,817)
Balance at Balance at 9/30/2022 (Successor)	261,246	$26,125	$1,198,553	$—	$2,572	$1,227,250
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc (formerly known as Noble Finco Limited) AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)

Note 1— Organization and Basis of Presentation
Noble Corporation plc (formerly known as Noble Finco Limited), a public limited company formed under the laws of England and Wales (“Noble” or “Successor”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921. As of September 30, 2022, our fleet of 19 drilling rigs consisted of 11 floaters and eight jackups.
We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business. The mobile offshore drilling units comprising our offshore rig fleet operate in a global market for contract drilling services and are often redeployed to different regions due to changing demands of our customers, which consist primarily of large, integrated, independent and government-owned or controlled oil and gas companies throughout the world.
On July 31, 2020 (the “Petition Date”), our former parent company, Noble Holding Corporation plc, a public limited company incorporated under the laws of England and Wales (“Legacy Noble” or the “Predecessor”), and certain of its subsidiaries, including Noble Finance Company, an exempted company incorporated in the Cayman Islands with limited liability (“Finco”), filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). On September 4, 2020, the Debtors (as defined herein) filed with the Bankruptcy Court the Joint Plan of Reorganization of Noble Corporation plc and its Debtor Affiliates, which was subsequently amended on October 8, 2020 and October 13, 2020 and modified on November 18, 2020 (as amended, modified or supplemented, the “Plan”), and the related disclosure statement. On September 24, 2020, six additional subsidiaries of Legacy Noble (together with Legacy Noble and its subsidiaries that filed on the Petition Date, as the context requires, the “Debtors”) filed voluntary petitions in the Bankruptcy Court. The chapter 11 proceedings were jointly administered under the caption Noble Corporation plc, et al. (Case No. 20-33826) (the “Chapter 11 Cases”). On November 20, 2020, the Bankruptcy Court entered an order confirming the Plan. In connection with the Chapter 11 Cases and the Plan, on and prior to the Emergence Effective Date (as defined herein), Legacy Noble and certain of its subsidiaries effectuated certain restructuring transactions pursuant to which Legacy Noble formed Noble Corporation, an exempted company incorporated in the Cayman Islands with limited liability (“Noble Cayman”), as an indirect wholly owned subsidiary of Legacy Noble and transferred to Noble Cayman substantially all of the subsidiaries and other assets of Legacy Noble. On February 5, 2021 (the “Emergence Effective Date”), the Plan became effective in accordance with its terms, the Debtors emerged from the Chapter 11 Cases and Noble Cayman became the new parent company. In accordance with the Plan, Legacy Noble and its remaining subsidiary will in due course be wound down and dissolved in accordance with applicable law. The Bankruptcy Court closed the Chapter 11 Cases with respect to all Debtors other than Legacy Noble, pending its wind down.
On September 30, 2022 (the “Merger Effective Date”), pursuant to a Business Combination Agreement, dated November 10, 2021 (as amended, the “Business Combination Agreement”), by and among Noble, Noble Cayman, Noble Newco Sub Limited, a Cayman Islands exempted company and a direct, wholly owned subsidiary of Noble (“Merger Sub”), and The Drilling Company of 1972 A/S, a Danish public limited liability company (“Maersk Drilling”), Noble Cayman merged with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger as a wholly owned subsidiary of Noble. As a result of the Merger, Noble became the ultimate parent of Noble Cayman and its respective subsidiaries.
On October 3, 2022 (the “Closing Date”), pursuant to the Business Combination Agreement, Noble completed a voluntary tender exchange offer to Maersk Drilling’s shareholders (the “Offer” and, together with the Merger and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”) and because Noble acquired more than 90% of the issued and outstanding shares of Maersk Drilling, nominal value Danish krone (“DKK”) 10 per share (“Maersk Drilling Shares”), Noble will redeem all remaining Maersk Drilling Shares not exchanged in the Offer for, at the election of the holder, either A ordinary shares, par value $0.00001 per share, of Noble (“Ordinary Shares”) or cash (or, for those holders that do not make an election, only cash), under Danish law by way of a compulsory purchase (the “Compulsory Purchase”). Upon completion of the Compulsory Purchase, Maersk Drilling will become a wholly owned subsidiary of Noble.
See “Note 2— Acquisitions and Divestitures” for additional information on the Business Combination.

NOBLE CORPORATION plc (formerly known as Noble Finco Limited) AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
As a result of the emergence from the Chapter 11 Cases, Noble Cayman became the successor issuer to Legacy Noble for purposes of and pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result of the Merger, Noble became the successor issuer to Noble Cayman for purposes of and pursuant to Rule 12g-3(a) of the Exchange Act. References in this Quarterly Report on Form 10-Q to “Noble,” the “Company,” “we,” “us” and “our” refer collectively to (i) Legacy Noble and its consolidated subsidiaries prior to the Emergence Effective Date, (ii) Noble Cayman and its consolidated subsidiaries on and after the Emergence Effective Date and prior to the Merger Effective Date, and (iii) Noble and its consolidated subsidiaries (including Noble Cayman) on and after the Merger Effective Date, as applicable.
Upon emergence, the Company applied fresh start accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 – Reorganizations (“ASC 852”). The application of fresh start accounting resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. Accordingly, our financial statements and notes after the Emergence Effective Date are not comparable to our financial statements and notes on and prior to that date.
Finco was an indirect, wholly owned subsidiary of Legacy Noble prior to the Emergence Effective Date and a direct, wholly owned subsidiary of Noble Cayman on and after the Emergence Effective Date and prior to the Merger Effective Date, and has been an indirect, wholly owned subsidiary of Noble on and after the Merger Effective Date. As of September 30, 2022, Noble’s principal asset is all of the shares of Finco. Finco has no public equity outstanding. The condensed consolidated financial statements of Noble include the accounts of Finco, and Noble conducts substantially all of its business through Finco and its subsidiaries as of September 30, 2022. As such, the terms “Predecessor” and “Successor” also refers to Finco, as the context requires.
The accompanying unaudited condensed consolidated financial statements of Noble and Finco have been prepared pursuant to the rules and regulations of the US Securities and Exchange Commission (“SEC”) as they pertain to Quarterly Reports on Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements are prepared on a going concern basis and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a recurring nature. The December 31, 2021 Condensed Consolidated Balance Sheets presented herein are derived from the December 31, 2021 audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed by both Noble Cayman and Finco. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Note 2— Acquisitions and Divestitures
Business Combination with Maersk Drilling
On the Merger Effective Date, pursuant to the Business Combination Agreement, Noble Cayman merged with and into Merger Sub, with Merger Sub surviving the Merger as a wholly owned subsidiary of Noble, and (i) each ordinary share, par value $0.00001 per share, of Noble Cayman (“Noble Cayman Shares”) issued and outstanding prior to the effective time of the Merger (the “Merger Effective Time”) was converted into one newly and validly issued, fully paid and non-assessable Ordinary Share of Noble and (ii) each Noble Cayman Warrant (as defined herein) issued and outstanding immediately prior to the Merger Effective Time was converted automatically into a warrant to acquire a number of Ordinary Shares equal to the number of Noble Cayman Shares underlying such warrant, with the same terms as were in effect immediately prior to the Merger Effective Time under the terms of the applicable Noble Cayman Warrant Agreement (as defined herein) (collectively, the “Warrants”). In addition, each award of restricted share units representing the right to receive Noble Cayman Shares, or value based on the value of Noble Cayman Shares (each, a “Noble Cayman RSU Award”), outstanding immediately prior to the Merger Effective Time ceased to represent a right to acquire Noble Cayman Shares (or value equivalent to Noble Cayman Shares) and was converted into the right to acquire, on the same terms and conditions as were applicable under the Noble Cayman RSU Award (including any vesting conditions), that number of Ordinary Shares equal to the number of Noble Cayman Shares subject to such Noble Cayman RSU Award immediately prior to the Merger Effective Time. As a result of the Merger, Noble became the ultimate parent of Noble Cayman and its respective subsidiaries effective as of the Merger Effective Time.

NOBLE CORPORATION plc (formerly known as Noble Finco Limited) AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
In connection with the automatic conversion of the Noble Cayman Warrants into Warrants at the Merger Effective Time, (i) the Tranche 1 Warrant Agreement, dated as of February 5, 2021, by and among Noble Cayman, Computershare Inc. and Computershare Trust Company, N.A. (together, “Computershare”), (ii) the Tranche 2 Warrant Agreement, dated as of February 5, 2021, by and among Noble Cayman and Computershare, and (iii) the Tranche 3 Warrant Agreement, dated as of February 5, 2021, by and among Noble Cayman and Computershare (collectively, the “Noble Cayman Warrant Agreements”) were terminated, and Noble entered into (a) a new Tranche 1 Warrant Agreement, dated as of the Merger Effective Date, by and among Noble and Computershare, (b) a new Tranche 2 Warrant Agreement, dated as of the Merger Effective Date, by and among Noble and Computershare, and (c) a new Tranche 3 Warrant Agreement, dated as of the Merger Effective Date, by and among Noble and Computershare (collectively, the “Warrant Agreements”). The Warrant Agreements have substantially similar terms as were in effect immediately prior to the Merger Effective Time pursuant to the Noble Cayman Warrant Agreements. Immediately following completion of the Business Combination, there were 14.5 million Warrants outstanding.
On the Closing Date, pursuant to the Business Combination Agreement, Noble completed the Offer and because Noble acquired more than 90% of the issued and outstanding Maersk Drilling Shares, Noble will redeem all remaining Maersk Drilling Shares not exchanged in the Offer for, at the election of the holder, either Ordinary Shares or cash (or, for those holders that do not make an election, only cash), under Danish law by way of the Compulsory Purchase. Upon completion of the Compulsory Purchase, Maersk Drilling will become a wholly owned subsidiary of Noble.
In connection with the Offer and the Compulsory Purchase, each Maersk Drilling Share was (in the case of the Offer) or will be (in the case of the Compulsory Purchase) exchanged for either (i) 1.6137 newly and validly issued, fully paid and non-assessable Ordinary Shares (the “Exchange Ratio”), or (ii) cash consideration (payable in DKK). The Offer was subject to a cash consideration cap per Maersk Drilling shareholder of $1,000 and an aggregate cap on cash consideration payable to all Maersk Drilling shareholders of $50 million. Consequently, in relation to the Offer, Maersk Drilling shareholders who elected to receive cash consideration in the Offer received, as applicable, (a) $1,000 for the applicable portion of their Maersk Drilling Shares and the balance of Maersk Drilling Shares in Ordinary Shares in accordance with the Exchange Ratio, or (b) the amount corresponding to the total holding of their Maersk Drilling Shares if such holding of Maersk Drilling Shares represents a value equal to or less than $1,000 in the aggregate. The Compulsory Purchase is not subject to a cash consideration cap per holder or an aggregate cap for cash consideration.
In addition, each Maersk Drilling restricted stock unit award (a “Maersk Drilling RSU Award”) that was outstanding immediately prior to the acceptance time of the Offer (the “Acceptance Time”) was exchanged, at the Acceptance Time, with the right to receive, on the same terms and conditions as were applicable under the Maersk Drilling RSU Long-Term Incentive Programme for Executive Management 2019 and the Maersk Drilling RSU Long-Term Incentive Programme 2019 (including any vesting conditions), that number of Ordinary Shares equal to the product of (1) the number of Maersk Drilling Shares subject to such Maersk Drilling RSU Award immediately prior to the Acceptance Time and (2) the Exchange Ratio, with any fractional Maersk Drilling Shares rounded to the nearest whole share. Upon such exchange, Maersk Drilling RSU Awards ceased to represent a right to receive Maersk Drilling Shares (or value equivalent to Maersk Drilling Shares).
The Business Combination is being accounted for using the acquisition method of accounting, with Noble being treated as the accounting acquirer. Under the acquisition method of accounting, the assets, liabilities and equity of Maersk Drilling and its subsidiaries will be recorded at their respective fair values on the Closing Date. The preliminary purchase price allocation is not complete as of the filing date of this Quarterly Report on Form 10-Q.
The post-merger results of operations of Maersk Drilling for the fourth quarter of 2022 and full year 2022 pro-forma information will be included in the Company's consolidated results for the year ended December 31, 2022.
Rig Transaction
On June 23, 2022, Noble Cayman and certain of its subsidiaries entered into an Asset Purchase Agreement (as amended, the “Asset Purchase Agreement”) with Shelf Drilling (North Sea), Ltd. and Shelf Drilling, Ltd. (together, “Shelf Drilling”) relating to the sale by Noble and the purchase by Shelf Drilling (the “Rig Transaction”) of five jackup rigs known as the Noble Hans Deul, Noble Houston Colbert, Noble Lloyd Noble (the “NLN Rig”), Noble Sam Hartley and Noble Sam Turner and all related support and infrastructure (collectively, and together with the related offshore and onshore personnel and related operations, the “Divestment Business”). The Rig Transaction addressed the potential concerns identified by the UK Competition and Markets Authority of the Business Combination and was approved by them in September 2022.

NOBLE CORPORATION plc (formerly known as Noble Finco Limited) AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
As of September 30, 2022, these rigs and certain associated assets and liabilities qualify for the held for sale classification on our balance sheet. Included within “Other current assets”, “Other current liabilities” and “Other liabilities” on our condensed consolidated balance sheet as of September 30, 2022 are assets and liabilities held for sale of $3.2 million, $8.1 million, and $13.4 million, respectively.
The net income before income taxes for the rigs classified as held for sale was:

	Successor				Predecessor
				Period From	Period From
				February 6, 2021	January 1, 2021
	Three Months Ended September 30,		Nine Months Ended	through	through
	2022	2021	September 30, 2022	September 30, 2021	2/5/2021 (1)
Net income (loss) before income taxes	(37)	(27,438)	(13,980)	(61,307)	(5,360)
(1) Excludes Reorganization items, net
On October 5, 2022, Noble and Shelf Drilling completed the Rig Transaction as part of the Business Combination. In connection with the Rig Transaction, and pursuant to the terms and conditions set forth in the Asset Purchase Agreement, the Divestment Business was transferred by Noble to Shelf Drilling for a purchase price of $375 million in cash, which was paid by Shelf Drilling to Noble at the completion of the Rig Transaction (the “Completion”).
On the Completion, Noble Drilling Norway AS (“Noble Norway”) and a member of the Shelf Drilling group (the “Shelf Group”), which is now the owner of the NLN Rig, entered into a charter agreement (the “NLN Charter Agreement”), pursuant to which Noble Norway will charter the NLN Rig from the Shelf Group during the period from the Completion until the date of the NLN Completion (as defined in the Asset Purchase Agreement) in order to allow Noble Norway to complete its current obligations under the NLN Drilling Agreement (as defined in the Asset Purchase Agreement). At the end of the charter period, Noble Norway will redeliver the NLN Rig to the Shelf Group.
Pacific Drilling Merger
On April 15, 2021, Noble Cayman purchased Pacific Drilling Company LLC (“Pacific Drilling”), an international offshore drilling contractor, in an all-stock transaction (the “Pacific Drilling Merger”). Pursuant to the terms and conditions set forth in an Agreement and Plan of Merger dated March 25, 2021 (the “Pacific Drilling Merger Agreement”), (a) each membership interest in Pacific Drilling was converted into the right to receive 6.366 Noble Cayman Shares and (b) each of Pacific Drilling’s warrants outstanding immediately prior to the effective time of the Pacific Drilling Merger was converted into the right to receive 1.553 Noble Cayman Shares. As part of the transaction, Pacific Drilling’s equity holders received 16.6 million Noble Cayman Shares, or approximately 24.9% of the outstanding Noble Cayman Shares and ordinary share purchase warrants to purchase Noble Cayman Shares (the “Noble Cayman Penny Warrants”) at closing. In connection with this acquisition, the Company acquired seven floaters and subsequently sold two floaters in June 2021 for net proceeds of $29.7 million. The results of Pacific Drilling’s operations are included in the Company’s results of operations effective April 15, 2021.
The transaction was accounted for using the acquisition method of accounting under ASC Topic 805, Business Combinations, with Noble Cayman being treated as the accounting acquirer. As of March 31, 2022, we completed our fair value assessments of assets acquired and liabilities assumed, with no changes from our preliminary allocation reported in our Annual Report on Form 10-K for the year ended December 31, 2021.
Note 3— Accounting Pronouncements
Accounting Standards Adopted
In October 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, in order to provide clarity on how to account for acquired revenue contracts with customers in a business combination. This guidance is effective for public business entities for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date. Early adoption is permitted. We adopted ASU No. 2021-08, effective January 1, 2022. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

NOBLE CORPORATION plc (formerly known as Noble Finco Limited) AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)

Recently Issued Accounting Standards
With the exception of the updated standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our condensed consolidated financial statements.
Note 4— Income (Loss) Per Share
The following table presents the computation of basic and diluted loss per share for Noble:

	Successor				Predecessor
				Period From	Period From
				February 6, 2021	January 1, 2021
	Three Months Ended September 30,		Nine Months Ended	through	through
	2022	2021	September 30, 2022	September 30, 2021	February 5, 2021
Numerator:
Basic
Net income (loss)	$33,585	$(23,665)	$33,986	$(21,454)	$250,228
Diluted
Net income (loss)	$33,585	$(23,665)	$33,986	$(21,454)	$250,228
Denominator:
Weighted average shares outstanding – basic	70,318	66,623	69,260	61,847	251,115
Dilutive effect of share-based awards	3,388	—	3,388	—	5,456
Dilutive effect of warrants	8,220	—	8,718	—	—
Weighted average shares outstanding – diluted	81,926	66,623	81,366	61,847	256,571
Per share data
Basic:
Net income (loss)	$0.48	$(0.36)	$0.49	$(0.35)	$1.00
Diluted:
Net income (loss)	$0.41	$(0.36)	$0.42	$(0.35)	$0.98
Only those items having a dilutive impact on our basic loss per share are included in diluted loss per share. The following table displays the share-based instruments that have been excluded from diluted income or loss per share since the effect would have been anti-dilutive:

	Successor				Predecessor
				Period From	Period From
				February 6, 2021	January 1, 2021
	Three Months Ended September 30,		Nine Months Ended	through	through
	2022	2021	September 30, 2022	September 30, 2021	February 5, 2021
Share-based awards	—	3,124	—	3,124	556
Warrants (1)	2,774	19,412	2,774	19,412	—
(1)Represents the total number of warrants outstanding which did not have a dilutive effect. In periods where the warrants are determined to be dilutive, the number of shares which will be included in the computation of diluted shares is determined using the treasury stock method, adjusted for mandatory exercise provisions under the warrant agreements if applicable.

NOBLE CORPORATION plc (formerly known as Noble Finco Limited) AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Share Capital
Noble Cayman Share Capital
On the Emergence Effective Date, pursuant to the Plan, Noble Cayman issued 50 million Noble Cayman Shares. Subsequent to the Emergence Effective Date, approximately 6.5 million Noble Cayman Shares were exchanged for Noble Cayman Penny Warrants to purchase up to approximately 6.5 million Noble Cayman Shares, with an exercise price of $0.01 per share. Noble Cayman Shares issuable upon the exercise of Noble Cayman Penny Warrants were included in the number of outstanding shares used for the computation of basic net loss per share prior to the exercise of those warrants. As of September 30, 2022, all Noble Cayman Penny Warrants had been exchanged for Noble Cayman Shares and there were no Noble Cayman Penny Warrants remaining outstanding. As of September 30, 2022, immediately prior to the Merger Effective Time, Noble Cayman had approximately 70.4 million Noble Cayman Shares outstanding, as compared to approximately 60.2 million Noble Cayman Shares outstanding at December 31, 2021. Pursuant to the Memorandum of Association of Noble Cayman, the share capital of Noble Cayman was $6,000 divided into 500,000,000 ordinary shares of a par value of $0.00001 each and 100,000,000 shares of a par value of $0.00001, each of such class or classes having the rights as the board of directors of Noble Cayman (the “Noble Cayman Board”) could determine from time to time.
The payment of future dividends depended on our results of operations, financial condition, cash requirements, future business prospects, contractual and indenture restrictions and other factors deemed relevant by the Noble Cayman Board.
In accordance with the Plan, all agreements, instruments and other documents evidencing, relating to or otherwise connected with any of Legacy Noble’s equity interests outstanding prior to the Emergence Effective Date, including all equity-based awards, were cancelled and all such equity interests have no further force or effect after the Emergence Effective Date. Pursuant to the Plan, the holders of Legacy Noble’s ordinary shares, par value $0.01 per share, outstanding prior to the Emergence Effective Date received their pro rata share of the Noble Cayman Tranche 3 Warrants (as defined herein) to acquire Noble Cayman Shares.
Noble Share Capital
At the Merger Effective Time, Noble issued 70.4 million Ordinary Shares to the former holders of Noble Cayman Shares. Further, at the Merger Effective Time, Noble issued 14.5 million Warrants exercisable for Ordinary Shares to former holders of Noble Cayman Warrants. As of September 30, 2022, immediately after the Merger Effective Time, Noble had approximately 70.4 million Ordinary Shares outstanding and 50,000 Class B ordinary shares outstanding. The Class B ordinary shares have a par value of 1.00 pound sterling and are all held by Noble Corporation 2022 Limited, a wholly owned subsidiary of Noble.
Warrants
At September 30, 2022, immediately prior to the Merger Effective Time, we had outstanding 6.2 million seven-year warrants with Black-Scholes protection (the “Noble Cayman Tranche 1 Warrants”), 5.6 million seven-year warrants with Black-Scholes protection (the “Noble Cayman Tranche 2 Warrants”) and 2.8 million five-year warrants with no Black-Sholes protection (the “Noble Cayman Tranche 3 Warrants” and, together with the Noble Cayman Tranche 1 Warrants and the Noble Cayman Tranche 2 Warrants, the “Noble Cayman Warrants”). At the Merger Effective Time, each Noble Cayman Warrant outstanding immediately prior to the Merger Effective Time was converted automatically into a Warrant to acquire a number of Ordinary Shares equal to the number of Noble Cayman Shares underlying such Noble Cayman Warrant, with the same terms as were in effect immediately prior to the Merger Effective Time under the terms of the applicable Noble Cayman Warrant Agreement.
The Tranche 1 Warrants of Noble (the “Tranche 1 Warrants”) are exercisable for one Ordinary Share per warrant at an exercise price of $19.27 per warrant, the Tranche 2 Warrants of Noble (the “Tranche 2 Warrants”) are exercisable for one Ordinary Share per warrant at an exercise price of $23.13 per warrant and the Tranche 3 Warrants of Noble (the “Tranche 3 Warrants”) are exercisable for one Ordinary Share per warrant at an exercise price of $124.40 per warrant (in each case as may be adjusted from time to time pursuant to the applicable Warrant Agreement). The Tranche 1 Warrants and the Tranche 2 Warrants are exercisable until 5:00 p.m., Eastern time, on February 4, 2028 and the Tranche 3 Warrants are exercisable until 5:00 p.m., Eastern time, on February 4, 2026. The Tranche 1 Warrants and the Tranche 2 Warrants have Black-Scholes protections, including in the event of a Fundamental Transaction (as defined in the applicable warrant agreement). The Tranche 1 Warrants and the Tranche 2 Warrants also provide that while the Mandatory Exercise Condition (as defined in the applicable Warrant Agreement) set forth in the applicable Warrant Agreement has occurred and is continuing, Noble or the Required Mandatory Exercise Warrantholders (as defined in the applicable Warrant Agreement) have the right and option (but not the obligation) to cause all or a portion of the Warrants to be exercised on a cashless

NOBLE CORPORATION plc (formerly known as Noble Finco Limited) AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
basis. In the case of Noble, under the Mandatory Exercise Condition, all of the Tranche 1 Warrants or the Tranche 2 Warrants (as applicable) would be exercised. In the case of the electing Required Mandatory Exercise Warrantholders, under the Mandatory Exercise Condition, all of their respective Tranche 1 Warrants or Tranche 2 Warrants (as applicable) would be exercised. Mandatory exercises entitle the holder of each Warrant subject thereto to (i) the number of Ordinary Shares issuable upon exercise of such Warrant on a cashless basis and (ii) an amount payable in cash, Ordinary Shares or a combination thereof (in Noble’s sole discretion) equal to the Black-Scholes Value (as defined in the applicable Warrant Agreement) with respect to the number of Ordinary Shares withheld upon exercise of such Warrant on a cashless basis. At September 30, 2022, the Mandatory Exercise Condition set forth in the Warrant Agreements for the Tranche 1 Warrants and the Tranche 2 Warrants was satisfied.
Note 5— Property and Equipment
Property and equipment, at cost, for Noble consisted of the following:

	Successor
	September 30, 2022	December 31, 2021
Drilling equipment and facilities	$1,273,108	$1,467,772
Construction in progress	55,640	77,363
Other	12,384	10,840
Property and equipment, at cost	$1,341,132	$1,555,975
Capital expenditures, including capitalized interest, during the three and nine months ended September 30, 2022, the period from February 6 through December 31, 2021 and the period from January 1 through February 5, 2021 totaled $40.8 million, $116.9 million, $159.9 million and $10.3 million, respectively. During the period from February 6 through December 31, 2021, capitalized interest was $2.0 million, and there was no capitalized interest for any other period presented.
In preparation for Hurricane Ida in the US Gulf of Mexico in August 2021, the Noble Globetrotter II successfully secured the well it was drilling and detached from the blowout preventer without incident. However, during transit, the lower marine riser package and a number of riser joints separated from the rig, and certain other damage occurred. Due to the environmental conditions, a number of crew members were treated for injuries and released from medical care. The Company gave force majeure notice to the customer of the Noble Globetrotter II in accordance with the governing drilling services contract. The Company has insurance coverage for property damage to rigs due to named storms in the US Gulf of Mexico with a $10.0 million deductible per occurrence and a $50.0 million annual limit; however, our insurance policies may not adequately cover our losses, and related claims, which could adversely affect our business. Timing differences are likely to exist between the damage costs, capital expenditures made to repair or restore properties and recognition and receipt of insurance proceeds reflected in the Company’s financial statements. We received $16.6 million and $7.5 million of insurance proceeds during the second quarter of 2022 and the fourth quarter of 2021, respectively. The Company assessed the damage sustained on the Noble Globetrotter II, which resulted in $5.4 million of assets written off in the third quarter of 2021. Costs, as well as insurance recoveries, are presented in “Hurricane losses and (recoveries), net” on the Condensed Consolidated Statement of Operations. See “Note 12— Commitments and Contingencies” for additional information.
During the three months ended March 31, 2022, we sold the Noble Clyde Boudreaux for total net proceeds of $14.2 million, resulting in a gain of $6.8 million which was offset by additional costs recognized of $2.2 million related to the sale of rigs in Saudi Arabia in 2021.

NOBLE CORPORATION plc (formerly known as Noble Finco Limited) AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 6— Debt
Senior Secured Revolving Credit Facility
On the Emergence Effective Date, Finco and Noble International Finance Company (“NIFCO”) entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) providing for a $675.0 million senior secured revolving credit facility (with a $67.5 million sublimit for the issuance of letters of credit thereunder) (the “Revolving Credit Facility”) and cancelled all debt that existed immediately prior to the Emergence Effective Date. The Revolving Credit Facility matures on July 31, 2025. Subject to the satisfaction of certain conditions, Finco may from time to time designate one or more of Finco’s other wholly owned subsidiaries as additional borrowers under the Revolving Credit Agreement (collectively with Finco and NIFCO, the “Borrowers”). As of the Emergence Effective Date, $177.5 million of loans were outstanding, and $8.8 million of letters of credit were issued, under the Revolving Credit Facility. As of September 30, 2022, we had $220.0 million of loans outstanding and $20.6 million of letters of credit issued under the Revolving Credit Facility and an additional $8.7 million in letters of credit and surety bonds issued under bilateral arrangements.
All obligations of the Borrowers under the Revolving Credit Agreement, certain cash management obligations and certain swap obligations are unconditionally guaranteed, on a joint and several basis, by Finco and certain of its direct and indirect subsidiaries (collectively with the Borrowers, the “Credit Parties”), including a guarantee by each Borrower of the obligations of each other Borrower under the Revolving Credit Agreement. All such obligations, including the guarantees of the Revolving Credit Facility, are secured by senior priority liens on substantially all assets of, and the equity interests in, each Credit Party, subject to certain exceptions and limitations described in the Revolving Credit Agreement. Neither Pacific Drilling Company LLC nor any of its current subsidiaries is a subsidiary guarantor of the Revolving Credit Facility, and none of their assets secure the Revolving Credit Facility. In addition, none of the Maersk Drilling assets secure the Revolving Credit Facility.
The loans outstanding under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable margin plus, at Finco’s option, either: (i) the reserve-adjusted LIBOR or (ii) a base rate, determined as the greatest of (x) the prime loan rate as published in the Wall Street Journal, (y) the federal funds effective rate plus ½ of 1%, and (z) the reserve-adjusted one-month LIBOR plus 1%. The applicable margin is initially 4.75% per annum for LIBOR loans and 3.75% per annum for base rate loans and will be increased by 50 basis points after July 31, 2024, and may be increased by an additional 50 basis points under certain conditions described in the Revolving Credit Agreement.
The Borrowers are required to pay customary quarterly commitment fees and letter of credit and fronting fees.
Availability of borrowings under the Revolving Credit Agreement is subject to the satisfaction of certain conditions, including restrictions on borrowings if, after giving effect to any such borrowings and the application of the proceeds thereof, (i) the aggregate amount of Available Cash (as defined in the Revolving Credit Agreement) would exceed $100.0 million, (ii) the Consolidated First Lien Net Leverage Ratio (as defined in the Revolving Credit Agreement) would be greater than 5.50 to 1.00 and the aggregate principal amount outstanding under the Revolving Credit Facility would exceed $610.0 million, or (iii) the Asset Coverage Ratio (as described below) would be less than 2.00 to 1.00.
Mandatory prepayments and, under certain circumstances, commitment reductions are required under the Revolving Credit Facility in connection with (i) certain asset sales, asset swaps and events of loss (subject to reinvestment rights if no event of default exists) and (ii) certain debt issuances. Available Cash in excess of $150.0 million is also required to be applied periodically to prepay loans (without a commitment reduction). The loans under the Revolving Credit Facility may be voluntarily prepaid, and the commitments thereunder voluntarily terminated or reduced, by the Borrowers at any time without premium or penalty, other than customary breakage costs.
The Revolving Credit Agreement obligates Finco and its restricted subsidiaries to comply with the following financial maintenance covenants:
•as of the last day of each fiscal quarter, the ratio of Adjusted EBITDA to Cash Interest Expense (as defined in the Revolving Credit Agreement) is not permitted to be less than (i) 2.00 to 1.00 for each four fiscal quarter period ending on or after March 31, 2022 until June 30, 2024, and (ii) 2.25 to 1.00 for each four fiscal quarter period ending thereafter; and
•for each fiscal quarter, the ratio of (x) Asset Coverage Aggregate Rig Value (as defined in the Revolving Credit Agreement) to (y) the aggregate principal amount of loans and letters of credit outstanding under the Revolving

NOBLE CORPORATION plc (formerly known as Noble Finco Limited) AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Credit Facility (the “Asset Coverage Ratio”) as of the last day of any such fiscal quarter is not permitted to be less than 2.00 to 1.00.
The Revolving Credit Facility contains affirmative and negative covenants, representations and warranties and events of default that the Company considers customary for facilities of this type.
Second Lien Notes Indenture
On the Emergence Effective Date, pursuant to a Backstop Commitment Agreement, dated October 12, 2020, among the Debtors and the backstop parties thereto, Noble Cayman and Finco consummated a rights offering (the “Rights Offering”) of senior secured second lien notes (the “Second Lien Notes”) and associated Noble Cayman Shares at an aggregate subscription price of $200.0 million.
An aggregate principal amount of $216.0 million of Second Lien Notes was issued in the Rights Offering, which includes the aggregate subscription price of $200.0 million plus a backstop fee of $16.0 million which was paid in kind. The Second Lien Notes mature on February 15, 2028. The Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured second-priority basis, by the direct and indirect subsidiaries of Finco that are Credit Parties under the Revolving Credit Facility. Neither Pacific Drilling Company LLC nor any of its current subsidiaries is a subsidiary guarantor of the Second Lien Notes, and none of their assets secure the Second Lien Notes. In addition, none of the Maersk Drilling assets secure the Second Lien Notes.
The Second Lien Notes and such guarantees are secured by senior priority liens on the assets subject to liens securing the Revolving Credit Facility, including the equity interests in Finco and each guarantor of the Second Lien Notes, all of the rigs owned by the Company as of the Emergence Effective Date or acquired thereafter, certain assets related thereto, and substantially all other assets of Finco and such guarantors, in each case, subject to certain exceptions and limitations. Such collateral does not include any assets of, or equity interests in, Pacific Drilling or any of its current subsidiaries.
Interest on the Second Lien Notes accrues, at Finco’s option, at a rate of: (i) 11% per annum, payable in cash; (ii) 13% per annum, with 50% of such interest to be payable in cash and 50% of such interest to be payable by issuing additional Second Lien Notes (“PIK Notes”); or (iii) 15% per annum, with the entirety of such interest to be payable by issuing PIK Notes. Finco shall pay interest semi-annually in arrears on February 15 and August 15 of each year, commencing August 15, 2021. For accrual purposes, we have assumed we will make the next interest payment in cash and have accrued at a rate of 11%; however, the actual interest election will be made no later than the record date for such interest payment.
On or after February 15, 2024, Finco may redeem all or part of the Second Lien Notes at fixed redemption prices (expressed as percentages of the principal amount), plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Finco may also redeem the Second Lien Notes, in whole or in part, at any time and from time to time on or before February 14, 2024 at a redemption price equal to 106% of the principal amount plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date, plus a “make-whole” premium. Notwithstanding the foregoing, if a Change of Control (as defined in the Second Lien Notes Indenture) occurs prior to (but not including) February 15, 2024, then, within 120 days of such Change of Control, Finco may elect to purchase all remaining outstanding Second Lien Notes at a redemption price equal to 106% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.
The Second Lien Notes contain covenants and events of default that the Company considers customary for notes of this type.
Debt Open Market Repurchases
In August 2022, we purchased $1.6 million aggregate principal amount of our Second Lien Notes for approximately $1.8 million, plus accrued interest, as open market repurchases and recognized a loss of approximately $0.2 million.
Fair Value of Debt
Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our debt instruments was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities (Level 2 measurement). The carrying amount of the Revolving Credit Facility approximates fair value as the interest rate is variable and reflective of market rates. All remaining fair value disclosures are presented in “Note 11— Fair Value of Financial Instruments.”

NOBLE CORPORATION plc (formerly known as Noble Finco Limited) AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
The following table presents the carrying value, net of unamortized debt issuance costs and discounts or premiums, and the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, respectively:

	Successor
	September 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior secured notes:
11.000% Second Lien Notes due February 2028	$214,368	$236,223	$216,000	$236,792
Credit facility:
Senior Secured Revolving Credit Facility matures July 2025	220,000	220,000	—	—
Total debt	434,368	456,223	216,000	236,792
Less: Current maturities of long-term debt	—	—	—	—
Long-term debt	$434,368	$456,223	$216,000	$236,792
Note 7— Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the accumulated balances for each component of “Accumulated other comprehensive income (loss)” (“AOCI”) for the three months ended September 30, 2022, the period from February 6 through September 30, 2021, and the period from January 1 through February 5, 2021. All amounts within the table are shown net of tax.

	Defined Benefit Pension Items (1)	Foreign Currency Items	Total
Balance at 12/31/2020 (Predecessor)	$(39,737)	$(18,275)	$(58,012)
Activity during period:
Other comprehensive loss before reclassifications	—	(116)	(116)
Amounts reclassified from AOCI	224	—	224
Net other comprehensive income (loss)	224	(116)	108
Cancellation of Predecessor equity	39,513	18,391	57,904
Balance at 2/5/2021 (Predecessor)	$—	$—	$—

Balance at 2/6/2021 (Successor)	$—	$—	$—
Activity during period:
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from AOCI	—	—	—
Net other comprehensive income	—	—	—
Balance at 3/31/2021 (Successor)	$—	$—	$—
Activity during period:
Other comprehensive income before reclassifications	168	—	168
Amounts reclassified from AOCI	—	—	—
Net other comprehensive income	168	—	168
Balance at 6/30/2021 (Successor)	$168	$—	$168
Activity during period:
Other comprehensive loss before reclassifications	(435)	—	(435)
Amounts reclassified from AOCI	—	—	—
Net other comprehensive loss	(435)	—	(435)
Balance at 9/30/2021 (Successor)	$(267)	$—	$(267)

Balance at 12/31/2021 (Successor)	$5,389	$—	$5,389
Activity during period:

NOBLE CORPORATION plc (formerly known as Noble Finco Limited) AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)

	Defined Benefit Pension Items (1)	Foreign Currency Items	Total
Other comprehensive loss before reclassifications	(424)	—	(424)
Amounts reclassified from AOCI	—	—	—
Net other comprehensive loss	(424)	—	(424)
Balance at 3/31/2022 (Successor)	$4,965	$—	$4,965
Activity during period:
Other comprehensive loss before reclassifications	(1,163)	—	(1,163)
Amounts reclassified from AOCI	—	—	—
Net other comprehensive loss	(1,163)	—	(1,163)
Balance at 6/30/2022 (Successor)	$3,802	$—	$3,802
Activity during period:
Other comprehensive loss before reclassifications	(1,230)	—	(1,230)
Amounts reclassified from AOCI	—	—	—
Net other comprehensive loss	(1,230)	—	(1,230)
Balance at 9/30/2022 (Successor)	$2,572	$—	$2,572
(1)Defined benefit pension items relate to actuarial changes, the amortization of prior service costs and the unrealized gain (loss) on foreign exchange on pension assets. Reclassifications from AOCI are recognized as expense on our Condensed Consolidated Statements of Operations through “Other income (expense).” See “Note 10— Employee Benefit Plans” for additional information.
Note 8— Revenue and Customers
Contract Balances
Accounts receivable are recognized when the right to consideration becomes unconditional based upon contractual terms. Payment terms on invoiced amounts are typically 30 days. Current contract asset and liability balances are included in “Prepaid expenses and other current assets” and “Other current liabilities,” respectively, and noncurrent contract assets and liabilities are included in “Other assets” and “Other liabilities,” respectively, on our Condensed Consolidated Balance Sheets.
The following table provides information about contract assets and contract liabilities from contracts with customers:

	Successor
	September 30, 2022	December 31, 2021
Current contract assets	$7,407	$5,744
Noncurrent contract assets	522	—
Total contract assets	7,929	5,744

Current contract liabilities (deferred revenue)	(27,997)	(18,403)
Noncurrent contract liabilities (deferred revenue)	(13,303)	(9,352)
Total contract liabilities	$(41,300)	$(27,755)

NOBLE CORPORATION plc (formerly known as Noble Finco Limited) AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Significant changes in the remaining performance obligation contract assets and the contract liabilities balances for the nine months ended September 30, 2022, the period from February 6 through September 30, 2021 and the period from January 1 through February 5, 2021 are as follows:

	Contract Assets	Contract Liabilities
Net balance at 12/31/2020 (Predecessor)	$13,861	$(59,886)

Amortization of deferred costs	(1,607)	—
Additions to deferred costs	432	—
Amortization of deferred revenue	—	4,142
Additions to deferred revenue	—	(25,479)
Fresh start accounting revaluation	(12,686)	72,936
Total	(13,861)	51,599

Net balance at 2/5/2021 (Predecessor)	$—	$(8,287)

Net balance at 2/6/2021 (Successor)	$—	$(8,287)

Amortization of deferred costs	(1,293)	—
Additions to deferred costs	5,436	—
Amortization of deferred revenue	—	5,962
Additions to deferred revenue	—	(15,166)
Total	4,143	(9,204)

Net balance at 9/30/2021 (Successor)	$4,143	$(17,491)

Net balance at 12/31/2021 (Successor)	$5,744	$(27,755)

Amortization of deferred costs	(17,793)	—
Additions to deferred costs	28,561	—
Amortization of deferred revenue	—	37,942
Additions to deferred revenue	—	(71,489)
Reclassification to held for sale	(8,584)	20,002
Total	2,184	(13,545)

Net balance at 9/30/2022 (Successor)	$7,929	$(41,300)
Customer Contract Intangible Assets
Upon emergence from the Chapter 11 Cases, the Company recognized a fair value adjustment of $113.4 million related to intangible assets for certain favorable customer contracts. These intangible assets will be amortized as a reduction of contract drilling services revenue from the Emergence Effective Date through the remainder of the contracts, approximately 18 months and 32 months, respectively. As of September 30, 2022, the net carrying amount was $25.3 million, $113.4 million gross less $88.1 million accumulated amortization. The expected remaining amortization is as follows: $7.0 million for the three-month period ending December 31, 2022 and $18.3 million for the year ending December 31, 2023. We assess the recoverability of the unamortized balance when indicators of impairment are present. Should the review indicate that the carrying value is not fully recoverable, the portion not fully recoverable would be recognized as an impairment loss.

NOBLE CORPORATION plc (formerly known as Noble Finco Limited) AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Future Amortization of Deferred Revenue
The following table reflects revenue expected to be recognized in the future related to deferred revenue, by rig type, as of September 30, 2022:

	For the Years Ended December 31,
	2022	2023	2024	2025	2026 and beyond	Total
Floaters	$10,420	$21,195	$5,146	$4,382	$—	$41,143
Jackups	157	—	—	—	—	157
Total	$10,577	$21,195	$5,146	$4,382	$—	$41,300
The revenue included above consists of expected mobilization, demobilization, and upgrade revenue for unsatisfied performance obligations. The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at September 30, 2022. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have taken the optional exemption, permitted by accounting standards, to exclude disclosure of the estimated transaction price related to the variable portion of unsatisfied performance obligations at the end of the reporting period, as our transaction price is based on a single performance obligation consisting of a series of distinct hourly, or more frequent, periods, the variability of which will be resolved at the time of the future services.
Disaggregation of Revenue
The following table provides information about contract drilling revenue by rig types:

	Successor				Predecessor
				Period From	Period From
			Nine Months Ended	February 6, 2021	January 1, 2021
	Three Months Ended September 30,			through	through
	2022	2021	September 30, 2022	September 30, 2021	February 5, 2021
Floaters	$217,923	$158,313	$561,826	$349,634	$50,057
Jackups	71,571	72,841	185,166	166,046	23,994
Total	$289,494	$231,154	$746,992	$515,680	$74,051

NOBLE CORPORATION plc (formerly known as Noble Finco Limited) AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 9— Income Taxes
At September 30, 2022, the Company had deferred tax assets of $61.8 million net of valuation allowance. Additionally, the Company also had deferred tax liabilities of $7.6 million inclusive of a valuation allowance of $3.0 million.
During the three months ended September 30, 2022, the Company recognized additional deferred tax benefits of $5.4 million and $4.5 million in Guyana and Luxembourg, respectively.
In deriving the $5.4 million and $4.5 million in net tax benefits being recognized in Guyana and Luxembourg, the Company relied on sources of income attributable to the projected taxable income for the period covered by the Company’s relevant existing drilling contracts based on the assumption that the relevant rigs will be owned by the current rig owners during the relevant existing drilling contract periods. Given the mobile nature of the Company’s assets, we are not able to reasonably forecast the jurisdictions in which taxable income from future drilling contracts may arise. Further, we do not believe taxable temporary differences will reverse within the period covered by the Company’s relevant existing drilling contracts to warrant an additional source of income for recognizing the Company’s deferred tax assets in Guyana. We also have limited objective positive evidence in historical periods. Accordingly, in determining the amount of additional deferred tax assets to recognize, we did not consider projected book income beyond the conclusion of existing drilling contracts. As new drilling contracts are executed or as current contracts are extended, we will reassess the amount of deferred tax assets that are realizable. Finally, once we have established sufficient objective positive evidence for historical periods, we may consider reliance on forecasted taxable income from future drilling contracts.
At September 30, 2022, the reserves for uncertain tax positions totaled $78.3 million (net of related tax benefits of $0.1 million). At December 31, 2021, the reserves for uncertain tax positions totaled $75.0 million (net of related tax benefits of $0.3 million).
It is reasonably possible that our existing liabilities related to our reserve for uncertain tax positions may fluctuate in the next 12 months primarily due to the completion of open audits or the expiration of statutes of limitation.
During the nine months ended September 30, 2022, our tax provision included net tax benefits of $13.6 million related to a release of valuation allowance for Guyana deferred tax benefits, a tax benefit of $11 million related to a release of valuation allowance for Luxembourg deferred tax benefits, $1.1 million related to adjustments to Swiss deferred tax benefits, and $1.3 million related primarily to deferred tax adjustments. Such tax benefits were offset by tax expenses related to various recurring items comprised of Guyana excess withholding tax on gross revenue of $24 million and quarterly tax expense of $14.8 million mostly in Luxembourg and Switzerland.
During the period from February 6 through September 30, 2021, our tax provision included tax benefits of $24.2 million related to US and non-US reserve releases, $12.6 million related to a US tax refund, and $1.2 million related primarily to deferred tax adjustments. Such tax benefits were partially offset by tax expenses of $12.6 million related to various recurring items and $18.6 million related to non-US tax reserves.
During the period from January 1 through February 5, 2021, our income tax provision included a tax benefit of $1.7 million related to a non-US reserve release and tax expense of $2.5 million related to fresh start and reorganization adjustments, and other recurring tax expenses of approximately $2.6 million.

NOBLE CORPORATION plc (formerly known as Noble Finco Limited) AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 10— Employee Benefit Plans
Pension costs include the following components for the three months ended September 30, 2022, the period from February 6 through September 30, 2021, and the period from January 1 through February 5, 2021:

	Successor
	Three Months Ended September 30,
	2022		2021
	Non-US	US	Non-US	US
Interest cost	$272	$1,688	$344	$1,634
Return on plan assets	(316)	(3,145)	(229)	(3,177)
Recognized net actuarial loss	—	(5)	—	—
Net pension benefit cost (gain)	$(44)	$(1,462)	$115	$(1,543)

	Successor				Predecessor
	Nine Months Ended September 30, 2022		Period From February 6, 2021 through September 30, 2021		Period From January 1, 2021 through February 5, 2021
	Non-US	US	Non-US	US	Non-US	US
Interest cost	$893	$5,064	$926	$4,358	$99	$621
Return on plan assets	(1,039)	(9,435)	(616)	(8,471)	(69)	(1,250)
Recognized net actuarial loss	—	(15)	—	—	1	282
Net pension benefit cost (gain)	$(146)	$(4,386)	$310	$(4,113)	$31	$(347)
During the nine months ended September 30, 2022, the period from February 6 through September 30, 2021, and the period from January 1 through February 5, 2021, we made no contributions to our pension plans. Effective December 31, 2016, employees and alternate payees accrue no future benefits under the US plans and, as such, Noble recognized no service costs with the plans for three months ended September 30, 2022, the period from February 6 through September 30, 2021, and the period from January 1 through February 5, 2021.
The Noble Cayman Board approved the termination of the 401(k) Restoration Plan in early 2022, following which Noble distributed all benefits of the plan during the second quarter of 2022.
Note 11— Fair Value of Financial Instruments
Our cash, cash equivalents and restricted cash, accounts receivable and accounts payable are by their nature short-term. As a result, the carrying values included in our Condensed Consolidated Balance Sheets approximate fair value. Marketable securities which were held at March 31, 2022 were liquidated during the three months ended June 30, 2022. See “Note 6— Debt” for information regarding the fair value of our debt.
Note 12— Commitments and Contingencies
Tax matters
Audit claims of approximately $613.3 million attributable to income and other business taxes remain outstanding and are under continued objection by Noble. Such audit claims are attributable to Noble entities in Mexico related to tax years 2007 and 2009, in Australia related to tax years 2013 to 2016, in Guyana related to tax years 2018 to 2020, in Saudi Arabia related to tax years 2015 to 2019 and in Nigeria related to tax years 2010 to 2019. We intend to vigorously defend our reported positions and currently believe the ultimate resolution of the audit claims will not have a material adverse effect on our condensed consolidated financial statements.
We operate in a number of countries throughout the world and our tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. We recognize uncertain tax positions that we believe

NOBLE CORPORATION plc (formerly known as Noble Finco Limited) AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
have a greater than 50 percent likelihood of being sustained upon challenge by a tax authority. We cannot predict or provide assurance as to the ultimate outcome of any existing or future assessments.
Hurricane Ida Personal Injury Claims
We have had multiple parties, some of which are subject to a third-party contractual indemnity to our benefit, who have filed answers to the Limitation of Liability Action, seeking damages related to physical and emotional harm allegedly suffered as a result of the incident. We are in the early stages of litigation. We intend to defend ourselves vigorously against these claims although there is inherent risk in litigation, and we cannot predict or provide assurance as to the ultimate outcome of this lawsuit. As claims progress, the Company’s estimated loss could change from time to time, and any such change individually or in the aggregate could be material. We have insurance for such claims with a deductible of $5.0 million, in addition to contractual indemnity owed to us for a portion of the third-party claims. See “Note 5— Property and Equipment” for additional information regarding the incident.
Other contingencies
We have entered into agreements with certain of our executive officers, as well as certain other employees. These agreements generally provide for certain compensation and other benefits if the employee is terminated without cause or if the employee resigns for good reason (within the meaning set forth in the agreements). In addition, certain of these agreements contain provisions that are triggered upon a change of control of Noble (within the meaning set forth in the agreements) and a termination of employment without cause or if the employee resigns for good reason in connection with a change of control. The agreements initially have three year terms and automatically extend, unless either party provides notice not to extend, and provide for certain compensation and other benefits depending on the circumstances.
We are a defendant in certain claims and litigation arising out of operations in the ordinary course of business, including other personal injury claims, the resolution of which, in the opinion of management, will not be material to our financial position, results of operations or cash flows. There is inherent risk in any litigation or dispute and no assurance can be given as to the outcome of these claims.
Note 13— Supplemental Financial Information
Condensed Consolidated Balance Sheets Information
Both of Noble’s and Finco’s restricted cash balances as of September 30, 2022 and December 31, 2021 were $4.6 million and $2.6 million, respectively. All restricted cash is recorded in “Prepaid expenses and other current assets.”
Condensed Consolidated Statements of Cash Flows Information
Operating cash activities
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble
	Successor		Predecessor
		Period From	Period From
	Nine Months	February 6, 2021	January 1, 2021
	Ended	through	through
	September 30, 2022	September 30, 2021	February 5, 2021
Accounts receivable	$(73,756)	$(20,980)	$(41,344)
Other current assets	5,763	671	17,884
Other assets	(3,585)	(11,891)	8,521
Accounts payable	16,484	3,570	(16,819)
Other current liabilities	(4,999)	12,888	11,428
Other liabilities	34,240	5,569	(5,846)
Total net change in assets and liabilities	$(25,853)	$(10,173)	$(26,176)

NOBLE CORPORATION plc (formerly known as Noble Finco Limited) AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)

	Finco
	Successor		Predecessor
		Period From	Period From
	Nine Months	February 6, 2021	January 1, 2021
	Ended	through	through
	September 30, 2022	September 30, 2021	February 5, 2021
Accounts receivable	$(73,756)	$(20,980)	$(41,344)
Other current assets	5,497	460	19,398
Other assets	(3,550)	(11,874)	8,512
Accounts payable	9,771	6,584	(14,061)
Other current liabilities	(5,412)	12,751	11,623
Other liabilities	34,468	5,395	(5,936)
Total net change in assets and liabilities	$(32,982)	$(7,664)	$(21,808)
Non-cash investing and financing activities
Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of September 30, 2022 and December 31, 2021 were $44.1 million and $36.5 million, respectively.
Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of September 30, 2021, February 5, 2021 and December 31, 2020 were $30.4 million, $31.0 million and $35.3 million, respectively.
On the Emergence Effective Date, an aggregate principal amount of $216.0 million of Second Lien Notes was issued, which includes the aggregate subscription price of $200.0 million, plus a backstop fee of $16.0 million which was paid in kind.
On April 15, 2021, Noble Cayman completed the Pacific Drilling Merger, issuing 16.6 million Noble Cayman Shares valued at $357.7 million, in exchange for $420.0 million net assets acquired. See “Note 2— Acquisitions and Divestitures” for additional information.

NOBLE CORPORATION plc (formerly known as Noble Finco Limited) AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 14— Subsequent Events
Business Combination
On the Closing Date, pursuant to the Business Combination Agreement, Noble completed the Offer and because Noble acquired more than 90% of the issued and outstanding Maersk Drilling Shares, Noble will redeem all remaining Maersk Drilling Shares not exchanged in the Offer for, at the election of the holder, either Ordinary Shares or cash (or, for those holders that do not make an election, only cash), under Danish law by way of the Compulsory Purchase. Upon completion of the Compulsory Purchase, Maersk Drilling will become a wholly owned subsidiary of Noble. See “Note 2— Acquisitions and Divestitures” for additional information on the Business Combination.
Rig Transaction
On October 5, 2022, Noble and Shelf Drilling completed the Rig Transaction as part of the Business Combination. In connection with the Rig Transaction, and pursuant to the terms and conditions set forth in the Asset Purchase Agreement, the Divestment Business was transferred by Noble to Shelf Drilling for a purchase price of $375 million in cash, which was paid by Shelf Drilling to Noble at the Completion. See “Note 2— Acquisitions and Divestitures” for additional information on the Rig Transaction.
Guarantees
On the Closing Date, the following guarantees (the “Guarantees”) by Noble became effective: (i) a Guarantee related to a Term and Revolving Facilities Agreement dated December 6, 2018, by and among Maersk Drilling, the rig owners and material intra-group charterers party thereto and DNB Bank ASA as agent (as amended from time to time, the “DNB Credit Facility”), pursuant to which Noble guarantees all of the obligations of Maersk Drilling and its subsidiaries party thereto in relation to the DNB Credit Facility and related financing documents and (ii) a Guarantee related to a Term Loan Facility dated December 10, 2018 by and among Maersk Drilling and Danmarks Skibskredit A/S as agent, (as amended from time to time, the “DSF Credit Facility” and together with the DNB Credit Facility, the “Credit Facilities”), pursuant to which Noble guarantees all of the obligations of Maersk Drilling and its subsidiaries party thereto in relation to the DSF Credit Facility and related financing documents. As of September 30, 2022, the DNB Credit Facility had $400.0 million aggregate revolving commitments, of which $400.0 million were available, and approximately $460.0 million of outstanding term loans, and the DSF Credit Facility had approximately $266.0 million of outstanding term loans.
The Credit Facilities mature in December 2023. The term loans under the DNB Credit Facility require amortization payments, in accordance with a schedule set forth therein, on the last day of each fiscal quarter as well as a final payment on the date of the termination of the DNB Credit Facility. The revolving loans under the DNB Credit Facility must be repaid on the last day of the applicable interest period for such loans (1, 3 or 6 months). The loans under the DNB Credit Facility are required to be repaid quarterly on March 15, June 15, September 15 and December 15 in equal installments in the amount of $6.0 million and a balloon payment payable on the termination of the DSF Credit Facility in an amount equal to the remaining outstanding principal amount of the loans. The facility A term loans under the DNB Credit Facility accrue interest at a rate of LIBOR + 2% - 3% based on the current leverage ratio of Maersk Drilling (which shall increase by 1% from the period 12 months prior to the maturity date until 9 months prior to the maturity date, at which time it shall increase another 0.5% until the date that is 6 months prior to maturity date, at which time it shall increase another 0.5% until the maturity date), the facility B term loans accrue interest at a rate of 2.02% and the revolving loans accrue interest at a rate of LIBOR + 1.7% - 2.7% based on the current leverage ratio of Maersk Drilling (which shall increase by 1% from the period 12 months prior to the maturity date until 9 months prior to the maturity date, at which time it shall increase another 0.5% until the date that is 6 months prior to maturity date, at which time it shall increase another 0.5% until the maturity date). The loans under the DSF Credit Facility accrue interest at a rate of LIBOR + 1.8% - 2.9% based on the current leverage ratio of Maersk Drilling. Under each of the Credit Facilities, Maersk Drilling is subject to the following financial covenants, (i) Maersk Drilling’s leverage ratio shall not at any time be greater than 4.75:1.00, (ii) Maersk Drilling’s liquidity shall not at any time be less than $200.0 million and (iii) Maersk Drilling’s Minimum Equity Ratio (as defined in each Credit Facility) shall not at any time be less than 35%. Under each of the Credit Facilities, a mandatory prepayment (or commitment reduction in the case of the revolving loans) is required with respect to the total loss, sale or arrest of the related collateral vessels. Each Credit Facility contains covenants and terms in which the violation of such, along with the lapse of any relevant cure period, results in an event of default that Noble considers customary for credit facilities of these types. If an event of default occurs and is continuing, the agent under such Credit Facility may cancel the loan commitments and declare that all or part of the outstanding loans are immediately due and payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at September 30, 2022, and our results of operations for the three and nine months ended September 30, 2022, the period from February 6 through September 30, 2021 and the period from January 1 through February 5, 2021. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q, the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed by both Noble Corporation, an exempted company incorporated in the Cayman Islands with limited liability (“Noble Cayman”), and Noble Finance Company (formerly known as Noble Corporation), an exempted company incorporated in the Cayman Islands with limited liability (“Finco”), and our other filings with the US Securities and Exchange Commission (“SEC”).
On July 31, 2020 (the “Petition Date”), our former parent company, Noble Holding Corporation plc (formerly known as Noble Corporation plc), a public limited company incorporated under the laws of England and Wales (“Legacy Noble” or the “Predecessor”), and certain of its subsidiaries, including Finco, filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). On September 4, 2020, the Debtors (as defined herein) filed with the Bankruptcy Court the Joint Plan of Reorganization of Noble Corporation plc and its Debtor Affiliates, which was subsequently amended on October 8, 2020 and October 13, 2020 and modified on November 18, 2020 (as amended, modified or supplemented, the “Plan”), and the related disclosure statement. On September 24, 2020, six additional subsidiaries of Legacy Noble (together with Legacy Noble and its subsidiaries that filed on the Petition Date, as the context requires, the “Debtors”) filed voluntary petitions in the Bankruptcy Court. The chapter 11 proceedings were jointly administered under the caption Noble Corporation plc, et al. (Case No. 20-33826) (the “Chapter 11 Cases”). On November 20, 2020, the Bankruptcy Court entered an order confirming the Plan. In connection with the Chapter 11 Cases and the Plan, on and prior to the Emergence Effective Date (as defined herein), Legacy Noble and certain of its subsidiaries effectuated certain restructuring transactions pursuant to which Legacy Noble formed Noble Cayman as an indirect wholly owned subsidiary of Legacy Noble and transferred to Noble Cayman substantially all of the subsidiaries and other assets of Legacy Noble. On February 5, 2021 (the “Emergence Effective Date”), the Plan became effective in accordance with its terms, the Debtors emerged from the Chapter 11 Cases and Noble Cayman became the new parent company. In accordance with the Plan, Legacy Noble and its remaining subsidiary will in due course be wound down and dissolved in accordance with applicable law. The Bankruptcy Court closed the Chapter 11 Cases with respect to all Debtors other than Legacy Noble, pending its wind down.
On September 30, 2022 (the “Merger Effective Date”), pursuant to a Business Combination Agreement, dated November 10, 2021 (as amended, the “Business Combination Agreement”), by and among Noble Corporation plc (formerly known as Noble Finco Limited), a public limited company formed under the laws of England and Wales (“Noble” or “Successor”), Noble Cayman, Noble Newco Sub Limited, a Cayman Islands exempted company and a direct, wholly owned subsidiary of Noble (“Merger Sub”), and The Drilling Company of 1972 A/S, a Danish public limited liability company (“Maersk Drilling”), Noble Cayman merged with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger as a wholly owned subsidiary of Noble. As a result of the Merger, Noble became the ultimate parent of Noble Cayman and its respective subsidiaries.
On October 3, 2022 (the “Closing Date”), pursuant to the Business Combination Agreement, Noble completed a voluntary tender exchange offer to Maersk Drilling’s shareholders (the “Offer” and, together with the Merger and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”) and because Noble acquired more than 90% of the issued and outstanding shares of Maersk Drilling, nominal value Danish krone (“DKK”) 10 per share (“Maersk Drilling Shares”), Noble will redeem all remaining Maersk Drilling Shares not exchanged in the Offer for, at the election of the holder, either A ordinary shares, par value $0.00001 per share, of Noble (“Ordinary Shares”) or cash (or, for those holders that do not make an election, only cash), under Danish law by way of a compulsory purchase (the “Compulsory Purchase”). Upon completion of the Compulsory Purchase, Maersk Drilling will become a wholly owned subsidiary of Noble.
See “Note 2— Acquisitions and Divestitures” to our condensed consolidated financial statements for additional information on the Business Combination.

As a result of the emergence from the Chapter 11 Cases, Noble Cayman became the successor issuer to Legacy Noble for purposes of and pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result of the Merger, Noble became the successor issuer to Noble Cayman for purposes of and pursuant to Rule 12g-3(a) of the Exchange Act. References in this Quarterly Report on Form 10-Q to “Noble,” the “Company,” “we,” “us” and “our” refer collectively to (i) Legacy Noble and its consolidated subsidiaries prior to the Emergence Effective Date, (ii) Noble Cayman and its consolidated subsidiaries on and after the Emergence Effective Date and prior to the Merger Effective Date, and (iii) Noble and its consolidated subsidiaries (including Noble Cayman) on and after the Merger Effective Date, as applicable.
Finco was an indirect, wholly owned subsidiary of Legacy Noble prior to the Emergence Effective Date and a direct, wholly owned subsidiary of Noble Cayman on and after the Emergence Effective Date and prior to the Merger Effective Date, and has been an indirect, wholly owned subsidiary of Noble on and after the Merger Effective Date. As of September 30, 2022, Noble’s principal asset is all of the shares of Finco. Finco has no public equity outstanding. The condensed consolidated financial statements of Noble include the accounts of Finco, and Noble conducts substantially all of its business through Finco and its subsidiaries as of September 30, 2022. As such, the terms “Predecessor” and “Successor” also refers to Finco, as the context requires.

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the US Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical facts included in this report or in the documents incorporated by reference, including those regarding the impact of our emergence from bankruptcy on our business and relationships, the global novel strain of coronavirus (“COVID-19”) pandemic and agreements regarding production levels among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil and gas producing nations (together with OPEC, “OPEC+”), and any expectations we may have with respect thereto, and those regarding rig demand, peak oil, the offshore drilling market, oil prices, contract backlog, fleet status, our future financial position, business strategy, impairments, repayment of debt, credit ratings, liquidity, borrowings under any credit facilities or other instruments, sources of funds, cost inflation, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, reactivation, refurbishment, conversion and upgrade of rigs, rig acquisitions and dispositions, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, timing, benefits or results of acquisitions or dispositions (including the Business Combination and the Rig Transaction (as defined herein) and our plans, objectives, expectations and intentions related to the Business Combination), and timing for compliance with any new regulations, are forward-looking statements. When used in this report or in the documents incorporated by reference, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “shall,” “will” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors, including but not limited to risks and uncertainties relating to the Business Combination, and the Rig Transaction (including the risk that the Business Combination disrupts Noble’s current plans, potential difficulties in employee retention as a result of the Business Combination, the outcome of any legal proceedings that may be instituted against Noble related to the Business Combination Agreement or the Business Combination, volatility in the price of the securities of Noble due to a variety of factors, including changes in the competitive markets in which Noble plans to operate, variations in performance across competitors, changes in laws and regulations affecting Noble’s business and changes in the combined capital structure, the ability to implement business plans, forecasts, and other expectations (including with respect to synergies and financial and operational metrics, such as EBITDA and free cash flow) in connection with the Business Combination, the ability to identify and realize additional opportunities, the failure to realize anticipated benefits of the Business Combination, the potential impact of the Business Combination on relationships with third parties, and risks associated with assumptions that parties make in connection with the parties’ critical accounting estimates and other judgments), the effects of public health threats, pandemics and epidemics, such as the ongoing outbreak of COVID-19, and the adverse impact thereof on our business, financial condition and results of operations (including but not limited to our growth, operating costs, supply chain, availability of labor, logistical capabilities, customer demand for our services and industry demand generally, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally), the effects of actions by or disputes among OPEC+ members with respect to production levels or other matters related to the price of oil, market conditions, cost inflation, factors affecting the level of activity in the oil and gas industry, the conflict in Ukraine, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, operating hazards and delays, risks associated with operations outside the United States (“US”), actions by regulatory authorities, credit rating agencies, customers, joint venture partners, contractors, lenders and other third parties, legislation and regulations affecting drilling operations, compliance with or changes in environmental, health, safety, tax and other regulations or requirements or initiatives (including those addressing the impact of global climate change or air emissions), violations of anti-corruption laws, shipyard risk and timing, delays in mobilization of rigs, hurricanes and other weather conditions, and the future price of oil and gas, that could cause actual plans or results to differ materially from those included in any forward-looking statements. Actual results could differ materially from those expressed as a result of various factors. These factors include those referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and in our other filings with the SEC. We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge at our website. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.
Our website address is http://www.noblecorp.com. Investors should also note that we announce material financial information in SEC filings, press releases and public conference calls. Based on guidance from the SEC, we may use the investor relations section of our website to communicate with our investors. It is possible that the financial and other information (including fleet status reports) posted there could be deemed to be material information. Except to the extent explicitly stated herein, documents and information on our website are not incorporated by reference herein.

Executive Overview
Noble is a leading offshore drilling contractor for the oil and gas industry. As of the filing date of this Quarterly Report on Form 10-Q, Noble performs, through its subsidiaries, contract drilling services with a fleet of 32 mobile offshore drilling units, consisting of 19 floaters and 13 jackups focused largely on ultra-deepwater and high-specification jackup drilling opportunities in both established and emerging regions worldwide. We typically employ each drilling unit under an individual contract, and many contracts are awarded based upon a competitive bidding process.
We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business. The mobile offshore drilling units comprising our offshore rig fleet operate in a global market for contract drilling services and are often redeployed to different regions due to changing demands of our customers, which consist primarily of large, integrated, independent and government-owned or controlled oil and gas companies throughout the world.
Recent Events
Business Combination. On the Merger Effective Date, pursuant to the Business Combination Agreement, Noble Cayman merged with and into Merger Sub, with Merger Sub surviving the Merger as a wholly owned subsidiary of Noble, and (i) each ordinary share, par value $0.00001 per share, of Noble Cayman (“Noble Cayman Shares”) issued and outstanding prior to the effective time of the Merger (the “Merger Effective Time”) was converted into one newly and validly issued, fully paid and non-assessable Ordinary Share of Noble, and (ii) each Noble Cayman Warrant (as defined in “Note 4— Income (Loss) Per Share” to our condensed consolidated financial statements) issued and outstanding immediately prior to the Merger Effective Time was converted automatically into a Warrant (as defined in “Note 2— Acquisitions and Divestitures” to our condensed consolidated financial statements). As a result of the Merger, Noble became the ultimate parent of Noble Cayman and its respective subsidiaries as of the Merger Effective Time.
On the Closing Date, pursuant to the Business Combination Agreement, Noble completed the Offer and because Noble acquired more than 90% of the issued and outstanding Maersk Drilling Shares, Noble will redeem all remaining Maersk Drilling Shares not exchanged in the Offer for, at the election of the holder, either Ordinary Shares or cash (or, for those holders that do not make an election, only cash), under Danish law by way of the Compulsory Purchase. Upon completion of the Compulsory Purchase, Maersk Drilling will become a wholly owned subsidiary of Noble.
See “Note 2— Acquisitions and Divestitures” to our condensed consolidated financial statements for additional information on the Business Combination.
Listing. The Noble Cayman Shares, which traded under the symbol “NE” on the New York Stock Exchange (the “NYSE”), were suspended from trading on the NYSE prior to the open of trading on the Merger Effective Date. The Ordinary Shares began regular-way trading on the NYSE using Noble Cayman’s trading history under the symbol “NE” immediately following the suspension of trading of the Noble Cayman Shares on the Merger Effective Date. In addition, the Ordinary Shares were listed and began trading on Nasdaq Copenhagen A/S (“Nasdaq Copenhagen”) under the symbol “NOBLE” in connection with the closing of the Business Combination.
Appointment of Directors. On the Merger Effective Date, immediately prior to the Merger Effective Time, Richard B. Barker and William E. Turcotte, members of the board of directors of Noble (the “Board”) at such time, resigned from the Board, and Robert W. Eifler remained as a member of the Board. Effective as of the Merger Effective Time, the size of the Board was increased from three to seven directors, and Alan J. Hirshberg, Ann D. Pickard and Charles M. (Chuck) Sledge, each a member of the board of directors of Noble Cayman, became members of the Board. Effective as of the Closing Date, Claus V. Hemmingsen, Kristin H. Holth and Alastair Maxwell, the director designees of Maersk Drilling, became members of the Board.
Appointment of Officers. The Board previously appointed Robert W. Eifler to serve as Chief Executive Officer, Richard B. Barker to serve as Chief Financial Officer and William E. Turcotte to serve as Corporate Secretary of the Company. Effective as of the Merger Effective Time, the Board (i) approved changes to Robert W. Eifler’s title to President and Chief Executive Officer, Richard B. Barker’s title to Senior Vice President and Chief Financial Officer and William E. Turcotte’s title to Senior Vice President, General Counsel and Corporate Secretary, (ii) appointed Laura D. Campbell as Vice President, Chief Accounting Officer and Controller, Joey M. Kawaja as Senior Vice President — Operations and Blake A. Denton as Senior Vice President — Marketing and Contracts, and (iii) designated Robert W. Eifler as the principal executive officer, Richard B. Barker as the principal financial officer and Laura D. Campbell as the principal accounting officer of Noble. Effective as of the Closing Date, the Board appointed Caroline Alting as Senior Vice President — Operational Excellence and Mikkel Ipsen as Vice President - Human Resources.
Rig Transaction. On October 5, 2022, Noble and Shelf Drilling (North Sea), Ltd. and Shelf Drilling, Ltd. (together, “Shelf Drilling”) completed the sale by Noble and the purchase by Shelf Drilling (the “Rig Transaction”) of five jackup rigs (the “Remedy Rigs”) and all related support and infrastructure (collectively, and together with the related offshore and onshore personnel and related operations, the “Divestment Business”), as part of the Business Combination. In connection with the Rig Transaction, and pursuant to the terms and conditions set forth in the related Asset Purchase Agreement, the Divestment Business was transferred by Noble to Shelf Drilling for a purchase price of $375 million in cash, which was paid by Shelf Drilling to Noble at the completion of the Rig Transaction. See “Note 2— Acquisitions and Divestitures” to our condensed consolidated financial statements for additional information on the Rig Transaction.
New Relationship Agreement. On the Closing Date, Noble entered into a Relationship Agreement (the “New Relationship Agreement”) with APMH Invest A/S (“APMH Invest”), which sets forth certain director designation rights of APMH Invest following the closing of the Business Combination. In particular, pursuant to the New Relationship Agreement, APMH Invest will be entitled to designate (a) two nominees to the Board so long as APMH Invest owns no fewer than 20% of the then outstanding Ordinary Shares and (b) one nominee to the Board so long as APMH Invest owns fewer than 20% but no fewer than 15% of the then outstanding Ordinary Shares. Each nominee of APMH Invest will meet the independence standards of the NYSE with respect to Noble; provided, however, that APMH Invest shall be permitted to have one nominee who does not meet such independence standards so long as such nominee is not an employee of Noble or any of its subsidiaries.
Compensatory Plans and Arrangements. In connection with the Merger, on the Merger Effective Date, Noble adopted the Noble Corporation plc 2022 Long-Term Incentive Plan (the “2022 LTIP”) and assumed, under the 2022 LTIP, all outstanding awards granted under the Noble Corporation 2021 Long-Term Incentive Plan (the “2021 LTIP”), as well as any rights and obligations of Noble Cayman thereunder. Noble also approved the adoption, effective as of the Closing Date, of (i) the Noble Corporation plc RSU Long-Term Incentive Programme for Executive Management 2022, and (ii) the Noble Corporation plc RSU Long-Term Incentive Programme 2022, under which Noble will assume all outstanding awards of Maersk Drilling granted under the Maersk Drilling RSU Long-Term Incentive Programme for Executive Management 2019 and the Maersk Drilling RSU Long-Term Incentive Programme 2019, respectively. In addition to assuming any outstanding awards granted under the plans listed above (including the shares underlying such awards) and the award agreements evidencing the grants of such awards, Noble assumed the remaining shares available for issuance under the applicable plan, including any awards granted to the Company’s directors or executive officers, in each case subject to adjustments to such awards in the manner set forth in the Business Combination Agreement.
Guarantees. On the Closing Date, the following guarantees (the “Guarantees”) by Noble became effective: (i) a Guarantee related to a Term and Revolving Facilities Agreement dated December 6, 2018, by and among Maersk Drilling, the rig owners and material intra-group charterers party thereto and DNB Bank ASA as agent (as amended from time to time, the “DNB Credit Facility”), pursuant to which Noble guarantees all of the obligations of Maersk Drilling and its subsidiaries party thereto in relation to the DNB Credit Facility and related financing documents and (ii) a Guarantee related to a Term Loan Facility dated December 10, 2018 by and among Maersk Drilling and Danmarks Skibskredit A/S as agent, (as amended from time to time, the “DSF Credit Facility” and together with the DNB Credit Facility, the “Credit Facilities”), pursuant to which Noble guarantees all of the obligations of Maersk Drilling and its subsidiaries party thereto in relation to the DSF Credit Facility and related financing documents. As of September 30, 2022, the DNB Credit Facility had $400.0 million aggregate revolving commitments, of which $400.0 million were available, and approximately $460.0 million of outstanding term loans, and the DSF Credit Facility had approximately $266.0 million of outstanding term loans.
The Credit Facilities mature in December 2023. The term loans under the DNB Credit Facility require amortization payments, in accordance with a schedule set forth therein, on the last day of each fiscal quarter as well as a final payment on the date of the termination of the DNB Credit Facility. The revolving loans under the DNB Credit Facility must be repaid on the last day of the applicable interest period for such loans (1, 3 or 6 months). The loans under the DNB Credit Facility are required to be repaid quarterly on March 15, June 15, September 15 and December 15 in equal installments in the amount of $6.0 million and a balloon payment payable on the termination of the DSF Credit Facility in an amount equal to the remaining outstanding principal amount of the loans. The facility A term loans under the DNB Credit Facility accrue interest at a rate of LIBOR + 2% - 3% based on the current leverage ratio of Maersk Drilling (which shall increase by 1% from the period 12 months prior to the maturity date until 9 months prior to the maturity date, at which time it shall increase another 0.5% until the date that is 6 months prior to maturity date, at which time it shall increase another 0.5% until the maturity date), the facility B term loans accrue interest at a rate of 2.02% and the revolving loans accrue interest at a rate of LIBOR + 1.7% - 2.7% based on the current leverage ratio of Maersk Drilling (which shall increase by 1% from the period 12 months prior to the maturity date until 9 months prior to the maturity date, at which time it shall increase another 0.5% until the date that is 6 months prior to maturity date, at which time it shall increase another 0.5% until the maturity date). The loans under the DSF Credit Facility accrue interest at a rate of LIBOR + 1.8% - 2.9% based on the current leverage ratio of Maersk Drilling. Under each of the Credit Facilities, Maersk Drilling is subject to the following financial covenants, (i) Maersk Drilling’s leverage ratio shall not at any time be greater than 4.75:1.00, (ii) Maersk Drilling’s liquidity shall not at any time be less than $200.0 million and (iii) Maersk Drilling’s Minimum Equity Ratio (as defined in each Credit Facility) shall not at any time be less than 35%. Under each of the Credit Facilities, a mandatory prepayment (or commitment reduction in the case of the revolving loans) is required with respect to the total loss, sale or arrest of the related collateral vessels. Each Credit Facility contains covenants and terms in which the violation of such, along with the lapse of any relevant cure period, results in an event of default that Noble considers customary for credit facilities of these types. If an event of default occurs and is continuing, the agent under such Credit Facility may cancel the loan commitments and declare that all or part of the outstanding loans are immediately due and payable.
Market Outlook
The global rig supply has come down significantly from historic highs as Noble and other offshore drilling contractors have retired less capable and idle assets. Concurrently, the incoming supply of newbuild offshore drilling rigs has diminished materially, with several newbuild rigs stranded in shipyards and generally requiring dayrates and contract terms in excess of what is currently available in the market.
The ongoing Russia-Ukraine conflict and related sanctions have increased the volatility of global energy markets. This coupled with the recovering post-pandemic global demand has resulted in oil prices reaching a seven-year high in the first nine months of 2022. The combination of higher oil prices and a focus on energy security is favorable for the offshore oil and gas industry. However, the market outlook in our business varies by geographical region and water depth. We remain encouraged by the ongoing dynamics in the ultra-deepwater floater market. Additionally, the ultra-harsh and harsh environment jackup markets are showing stable opportunities and remain an important portion of our business.
While we are cautiously optimistic about the market improvement that we have realized over the last couple of years, our industry continues to face challenges and uncertainties and is unlikely to return to activity levels experienced in historical cycle peaks. Energy rebalancing trends have accelerated in recent years as evidenced by promulgated or proposed government policies and commitments by many of our customers to further invest in sustainable energy sources. Our industry could be further challenged as our customers rebalance their capital investments to include alternative energy sources and respond to the normal cycles that have historically existed in our industry. We expect inflationary pressures and supply chain disruptions to persist and potentially accelerate, which has led or may lead to increased costs of services. Nonetheless, the global energy demand is predicted to increase over the coming decades, and we expect that offshore oil and gas will continue to play an important and sustainable role in the energy mix.
Contract Drilling Services Backlog
We maintain a backlog of commitments for contract drilling services. Our contract drilling services backlog reflects estimated future revenues attributable to signed drilling contracts. While backlog did not include any letters of intent as of September 30, 2022, in the past we have included in backlog certain letters of intent that we expect to result in binding drilling contracts. As of September 30, 2022, contract drilling services backlog totaled approximately $2.2 billion, which includes a commitment of approximately 79 percent of available days for the remainder of 2022. Following the completion of the Business Combination and Rig Transaction, our current contract drilling services backlog as of October 31, 2022 is approximately $3.9 billion.
We calculate backlog for any given unit and period by multiplying the full contractual operating dayrate for such unit by the number of days remaining in the period, and include certain assumptions based on the terms of certain contractual arrangements, discussed in the notes to the table below. The reported contract drilling services backlog does not include amounts representing revenues for mobilization, demobilization and contract preparation, which are not expected to be significant to our contract drilling services revenues, amounts constituting reimbursables from customers or amounts attributable to uncommitted option periods under drilling contracts or letters of intent. Backlog herein also has not been adjusted for the non-cash amortization related to favorable customer contract intangibles which were recognized on the Emergence Effective Date.
The table below presents the amount of our contract drilling services backlog as of September 30, 2022, and the percent of available operating days committed for the periods indicated:

		Year Ending December 31, (2)(6)
	Total	2022 (1)	2023	2024	2025	2026
	(In thousands)
Contract Drilling Services Backlog
Floaters (3)(4)	$1,799,131	$214,244	$676,774	$490,220	$417,893	$—
Jackups	361,773	74,902	151,076	60,390	60,225	15,180
Total	$2,160,904	$289,146	$827,850	$550,610	$478,118	$15,180
Percent of Available Days Committed (5)
Floaters		66%	49%	36%	31%	—%
Jackups		97%	47%	25%	25%	6%
Total		79%	48%	32%	29%	3%
(1)Represents a three-month period beginning October 1, 2022.
(2)Some of our drilling contracts provide customers with certain early termination rights and, in limited cases, those termination rights require minimal or no notice and minimal financial penalties.
(3)One of our long-term drilling contracts with Royal Dutch Shell plc (“Shell”), the Noble Globetrotter II, contains a dayrate adjustment mechanism that utilizes an average of market rates that match a set of distinct technical attributes and is subject to a modest discount, beginning on the fifth-year anniversary of the contract and continuing every six months thereafter. The contract now has a contractual dayrate floor of $275,000 per day. Once the dayrate adjustment mechanism becomes effective and following any idle periods, the dayrate for this rig will not be lower than the higher of (i) the contractual dayrate floor or (ii) the market rate as calculated under the adjustment mechanism.
(4)Noble entered into a multi-year Commercial Enabling Agreement (the “CEA”) with Exxon Mobil Corporation (“ExxonMobil”) in February 2020. Under the CEA, dayrates earned by each rig will be updated at least twice per year to the projected market rate at the time the new rate goes into effect, subject to a scale-based discount and a performance bonus that appropriately aligns the interests of Noble and ExxonMobil. Under the CEA, the table above includes awarded and remaining term of three years and four months related to each of the four following rigs: the Noble Tom Madden, Noble Bob Douglas, Noble Don Taylor and Noble Sam Croft. Under the CEA, ExxonMobil may reassign terms among rigs.
(5)Percent of available days committed is calculated by dividing the total number of days our rigs are operating under contract for such period by the product of the number of our rigs, including cold-stacked rigs, and the number of calendar days in such period.
(6)The table above excludes the backlog associated with the rigs we acquired from Maersk Drilling on October 3, 2022, and includes the backlog of approximately $209.8 million associated with the Remedy Rigs, which we divested on October 5, 2022 in order to gain UK Competition and Markets Authority’s clearance for the Business Combination.
The amount of actual revenues earned and the actual periods during which revenues are earned may be materially different than the backlog amounts and backlog periods presented in the table above due to various factors, including, but not limited to, the impact of the COVID-19 pandemic, shipyard and maintenance projects, unplanned downtime, the operation of market benchmarks for dayrate resets, achievement of bonuses, weather conditions, reduced standby or mobilization rates and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the periods for which the backlog is calculated. See Part I, Item 1A, “Risk Factors – Risks Related to Our Business and Operations – Our current backlog of contract drilling revenue may not be ultimately realized” in our Annual Report on Form 10-K for the year ended December 31, 2021.
As of September 30, 2022, ExxonMobil represented approximately 70.4 percent of our backlog. If the Business Combination and Rig Transaction had occurred on September 30, 2022, no individual customer would have constituted more than 50 percent of our combined backlog.
Strategy
Our business strategy focuses on a high-specification fleet of both floating and jackup rigs and the deployment of our drilling rigs in established and emerging offshore oil and gas basins around the world. We emphasize safe operations, environmental stewardship, and superior performance through a structured management system, the employment of qualified and well-trained crews and onshore support staff, the care of our surroundings and the neighboring communities where we operate, and other activities advancing our environmental sustainability, social responsibility, and good governance. We also manage rig operating costs through the implementation and continuous improvement of innovative systems and processes, which includes the use of data analytics and predictive maintenance technology.
Our floating and jackup drilling fleet is among the most modern, versatile and technically advanced fleet in the industry. Our fleet consists predominately of technologically advanced units, equipped with sophisticated systems and components prepared to execute our customers’ increasingly complicated offshore drilling programs safely and with greater efficiency, contributing to an overall reduction of our carbon footprint.
Our organization prioritizes delivering safe and efficient drilling operations for our customers, financial discipline, cash flow generation and returning cash to shareholders. Management will also continue to focus on maintaining a conservative balance sheet and improving our fleet of floating and jackup rigs to meet the demands of increasingly complex drilling programs required by our customers.
We are committed to continuous improvement and a sustainable energy future, supported by our efforts to protect the environment throughout our operations and safely provide reliable and efficient services to allow access to resources essential for human and economic prosperity. Oversight of our sustainability is at the Board level, with the Safety and Sustainability Committee assisting in that oversight role with respect to the Corporation’s sustainability policies and practices.

Results of Operations
Results for the Three Months Ended September 30, 2022 and 2021
Net income for the three months ended September 30, 2022, (the “current quarter”), was $33.6 million, or $0.41 per diluted share, on operating revenues of $305.9 million compared to net loss for the three months ended September 30, 2021, (the “prior quarter”), of $23.7 million, or $0.36 per diluted share, on operating revenues of $250.4 million.
As a result of Noble conducting substantially all of its business through Finco and its subsidiaries for the current quarter and prior quarter, the financial position and results of operations for Finco, and the reasons for material changes in the amount of revenue and expense items for the current quarter and prior quarter, would be the same as the information presented below regarding Noble in all material respects, with the exception of operating income (loss) and the gain on bargain purchase. For the current quarter, Finco’s operating income was $18.1 million higher than that of Noble. For the prior quarter, Finco’s operating loss was $9.7 million lower than that of Noble. The operating income (loss) difference is primarily a result of expenses related to corporate legal costs and administration charges attributable to Noble for operations support and stewardship-related services.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “—Contract Drilling Services” below.
The following table presents the average rig utilization, operating days and average dayrates for our rig fleet for the periods indicated:

	Average Rig Utilization (1)		Operating Days (2)		Average Dayrates (2)
	Successor
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021	2022	2021
Floaters	78%	73%	792	806	285,362	214,304
Jackups	82%	75%	606	828	118,209	87,972
Total	80%	74%	1,398	1,634	$212,958	$150,287
(1)We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet, excluding newbuild rigs under construction.
(2)An operating day is defined as a calendar day during which a rig operated under a drilling contract. We define average dayrates as revenue from contract drilling services earned per operating day. Average dayrates exclude the effect of non-cash amortization related to favorable customer contract intangibles.

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Successor
	Three Months Ended September 30,
	2022	2021
Operating revenues:
Contract drilling services	$289,494	$231,154
Reimbursables and other (1)	16,378	19,217
	305,872	250,371
Operating costs and expenses:
Contract drilling services	186,482	$188,552
Reimbursables (1)	13,284	16,462
Depreciation and amortization	24,868	25,248
General and administrative	18,089	14,982
Merger and integration costs	9,338	5,033
(Gain) loss on sale of operating assets, net	354	3,146
Hurricane losses and (recoveries), net	1,896	10,441
	254,311	263,864
Operating income (loss)	$51,561	$(13,493)
(1)We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
The following table provides information about contract drilling revenue and costs by rig types (dollars in millions except average dayrates):

		Successor
		Three Months Ended September 30,
		2022		2021
		Floaters	Jackups	Floaters	Jackups
Contract drilling services revenues		$217.9	$71.6	$158.3	$72.8
Contract drilling services costs		$123.6	$62.9	$110.7	$77.9
Average Rig Utilization		78%	82%	73%	75%
Operating Days		792	606	806	828
Average Dayrates		$285,362	$118,209	$214,304	$87,972
Total rigs	— Beginning and ending	11	8	12	12
Contract Drilling Services Revenues.
Floaters. During the current quarter, floaters generated revenue of $217.9 million, as compared to $158.3 million in the prior quarter. Eight rigs operated the full period during both the current quarter and prior quarter, one operated for the majority of the current quarter and two operated for less than the majority of the prior quarter. The average rig utilization for the current quarter increased 5% from the prior quarter, which was primarily driven by the increase in utilization of two rigs acquired in the Pacific Drilling Merger (as defined herein). Operating days were slightly lower for the current quarter due to the sale of one rig, offset by two rigs working less than the majority of the prior quarter. During the current quarter, the average dayrates increased by 33% from the prior quarter. This was driven by an overall upward trend in the industry.

The commencement of a new contract in Suriname prior to July 2022 also had a positive effect on the average dayrate across the floater fleet, including the reimbursement of equipment upgrades and mobilization costs. During the current quarter, floater revenue was reduced by $8.2 million as compared to $14.4 million in the prior quarter of non-cash amortization related to customer contract intangibles, which were recognized on the Emergence Effective Date.

Jackups. During the current quarter, jackups generated revenue of $71.6 million, as compared to $72.8 million in the prior quarter. In November 2021, we sold four jackup rigs located in Saudi Arabia, largely explaining the decrease in operating days between the quarters presented. Excluding the impact of the four disposed rigs, our average dayrate and utilization for the remaining jackup fleet increased by 23% and 32%, respectively. Six of our eight jackups were substantially operating for the current quarter, and two operated for part of the quarter. In the prior quarter, nine of our 12 jackups were operating the full quarter, two were warm stacked for the full quarter, and one rig was in shipyard to prepare for a contract.
Operating Costs and Expenses
Floaters. During the current quarter, total contract drilling services costs related to floaters was $123.6 million, as compared to $110.7 million in the prior quarter. During the current quarter, Noble incurred more contract drilling services costs primarily due to an increase of $13.1 million in repair and maintenance costs which was partially offset by cost savings after the sale of a rig in March 2022. The increase in repair and maintenance costs is primarily due to increased maintenance on all floaters, including preparations for the commencement of a new contract in August 2022.
Jackups. During the current quarter, total contract drilling services cost related to jackups was $62.9 million, as compared to $77.9 million in the prior quarter. The decrease was primarily due to the reduction in the number of jackups from 12 to eight when four jackups were sold in Saudi Arabia in the fourth quarter of 2021. Partly offsetting this decrease, two jackups mobilized and commenced operations in the third quarter 2022.
Relative to floaters and jackups, we began experiencing cost increases as a result of inflation in the second quarter of 2022. Supply chain disruptions and the increased demand for goods and services worldwide have resulted in increases in costs for operating supplies, third-party wages, crew rotation and transportation.
Depreciation and Amortization. Depreciation and amortization totaled $24.9 million and $25.2 million during the current quarter and prior quarter, respectively. The decrease was primarily due to the sale of four jackups in Saudi Arabia in the fourth quarter of 2021 and five of our jackups being classified as assets held for sale in the third quarter of 2022. This was offset by assets placed in service.
General and Administrative Expenses. General and administrative expenses totaled $18.1 million and $15.0 million during the current quarter and prior quarter, respectively.
Merger and Integration Costs. Noble incurred $9.3 million of merger and integration costs primarily as a result of the Business Combination with Maersk Drilling during the current quarter. On April 15, 2021, Noble Cayman purchased Pacific Drilling Company LLC (“Pacific Drilling”), an international offshore drilling contractor, in an all-stock transaction (the “Pacific Drilling Merger”). Noble incurred $5.0 million of merger and integration costs in connection with the Pacific Drilling Merger during the prior quarter. For additional information, see “Note 2— Acquisitions and Divestitures” to our condensed consolidated financial statements.
(Gain) Loss on Sale of Operating Assets. During the current quarter, Noble incurred costs of $0.4 million related to professional fees in connection with the Rig Transaction. During the prior quarter, Noble incurred costs of $3.1 million related to severance charges required in the local jurisdiction and professional fees in connection with the sale of rigs in Saudi Arabia. For additional information, see “Note 2— Acquisitions and Divestitures” to our condensed consolidated financial statements.
Hurricane losses and (recoveries), net. Noble incurred costs of $1.9 million during the current quarter associated with the Hurricane Ida incident. During the prior quarter, Noble incurred $10.4 million of costs in connection to damages sustained with the incident. For additional information about the Hurricane Ida incident, see “Note 5— Property and Equipment” and “Note 12— Commitments and Contingencies” to our condensed consolidated financial statements.
Other Income and Expenses.
Interest Expense. Interest expense totaled $7.9 million and $8.9 million during the current quarter and prior quarter respectively.

Income Tax Provision (Benefit). We recorded an income tax provision of $13.1 million and $2.3 million during the current quarter and prior quarter, respectively.
During the current quarter, our tax provision included net tax benefits of $5.4 million related to a release of valuation allowance for Guyana deferred tax benefits, a tax benefit of $4.5 million related to a release of valuation allowance for Luxembourg deferred tax benefits. Such tax benefits were offset by tax expenses related to various recurring items comprised of Guyana excess withholding tax on gross revenue of $13.5 million and quarterly tax expense accrual of $9.5 million mostly in Luxembourg and Switzerland.
During the prior quarter, our tax provision included tax benefits of $2.1 million related to a US reserve release, offset primarily by approximately $3.8 million of various recurring tax expenses.
Results for the Nine Months Ended September 30, 2022, the Period from February 6 through September 30, 2021 and the Period from January 1 through February 5, 2021
Net income for the nine months ended September 30, 2022 was $34.0 million, or $0.42 per diluted share, on operating revenues of $791.3 million compared to net loss for the period from February 6 through September 30, 2021 of $21.5 million, or $0.35 per diluted share, on operating revenues of $562.1 million. Net income for the period from January 1 through February 5, 2021 was $250.2 million, or $0.98 per diluted share, on operating revenues of $77.5 million.
As a result of Noble conducting all of its business through Finco and its subsidiaries for the nine months ended September 30, 2022 and September 30, 2021, the financial position and results of operations for Finco, and the reasons for material changes in the amount of revenue and expense items between the nine months ended September 30, 2022, the period from February 6 through September 30, 2021 and the period from January 1 through February 5, 2021, would be the same as the information presented below regarding Noble in all material respects, with the exception of operating loss and the gain on bargain purchase. For the nine months ended September 30, 2022, Finco’s operating income was $44.6 million higher than that of Noble. For the period from February 6 through September 30, 2021, Finco’s operating loss was $30.6 million lower than that of Noble. The operating income (loss) difference is primarily a result of expenses related to corporate legal costs and administration attributable to Noble for operations support and stewardship-related services. During the period from January 1 through February 5, 2021, Finco’s operating income was $0.3 million lower than that of Noble.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “—Contract Drilling Services” below.
The following table presents the average rig utilization, operating days and average dayrates for our rig fleet for the periods indicated:

	Average Rig Utilization (1)			Operating Days (2)			Average Dayrates (2)
	Successor		Predecessor	Successor		Predecessor	Successor		Predecessor
	Nine Months Ended September 30, 2022	Period From February 6, 2021 through September 30, 2021	Period From January 1, 2021 through February 5, 2021	Nine Months Ended September 30, 2022	Period From February 6, 2021 through September 30, 2021	Period From January 1, 2021 through February 5, 2021	Nine Months Ended September 30, 2022	Period From February 6, 2021 through September 30, 2021	Period From January 1, 2021 through February 5, 2021
Floaters	77%	72%	86%	2,334	1,810	216	256,398	213,680	231,745
Jackups	71%	68%	58%	1,550	1,922	252	119,449	86,392	95,212
Total	74%	70%	68%	3,884	3,732	468	$201,737	$148,126	$158,228
(1)We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet, excluding newbuild rigs under construction.

(2)An operating day is defined as a calendar day during which a rig operated under a drilling contract. We define average dayrates as revenue from contract drilling services earned per operating day. Average dayrates exclude the effect of non-cash amortization related to favorable customer contract intangibles.
Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Successor		Predecessor
		Period From	Period From
	Nine Months	February 6, 2021	January 1, 2021
	Ended	through	through
	September 30, 2022	September 30, 2021	February 5, 2021
Operating revenues:
Contract drilling services	$746,992	$515,680	$74,051
Reimbursables and other (1)	44,263	46,467	3,430
	791,255	562,147	77,481
Operating costs and expenses:
Contract drilling services	530,710	456,853	46,965
Reimbursables (1)	37,095	41,577	2,737
Depreciation and amortization	77,109	64,831	20,622
General and administrative	52,300	47,939	5,727
Merger and integration costs	27,916	13,786	—
(Gain) loss on sale of operating assets, net	—	3,146	—
Hurricane losses and (recoveries), net	4,701	10,441	—
	726,726	638,573	76,051
Operating income (loss)	$64,529	$(76,426)	$1,430
(1)We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

The following table provides information about contract drilling revenue and costs by rig types (dollars in millions except average dayrates):

		Successor				Predecessor
				Period From		Period From
		Nine Months		February 6, 2021		January 1, 2021
		Ended		through		through
		September 30, 2022		September 30, 2021		February 5, 2021
		Floaters	Jackups	Floaters	Jackups	Floaters	Jackups
Contract drilling services revenues		$561.8	$185.2	$349.6	$166.0	$50.1	$24.0
Contract drilling services costs		$345.1	$185.6	$262.3	$194.6	$25.8	$21.2
Average Rig Utilization		77%	71%	72%	68%	86%	58%
Operating Days		2,334	1,550	1,810	1,922	216	252
Average Dayrates		$256,398	$119,449	$213,680	$86,392	$231,745	$95,212
Total rigs	— Beginning	12	8	7	12	7	12
	— Acquired	—	—	7	—	—	—
	— Disposed	1	—	2	—	—	—
	— Ending	11	8	12	12	7	12
Contract Drilling Services Revenues.
Floaters. During the nine months ended September 30, 2022, floaters generated revenue of $561.8 million, as compared to $349.6 million in the successor period ended September 30, 2021. During the nine months ended September 30, 2022, seven rigs operated the full period, one rig operated a majority of the period and moved between contracts with approximately one month of downtime, and one rig commenced a contract near the end of March 2022. During the period ended September 30, 2021, five rigs operated the full period, one rig operated the full period after its acquisition in April, one rig also experienced around one month of downtime as it moved between contracts, and three rigs operated a portion of the period. The average rig utilization for the nine months ended September 30, 2022 increased from the successor period, primarily as a result of increased activity and the sale of one of our rigs in March 2022 which had minimal operating days in either period. During the nine months ended September 30, 2022, average dayrates increased by 20% from the successor period driven by an overall upward trend in the industry. The commencement of a new contract in late March 2022 also had a positive effect on the average dayrate across the fleet, which included the reimbursement of equipment upgrades and mobilization costs to Suriname. The higher rates have been partially offset by one of our rigs experiencing a lower average rate associated with maintenance early in 2022 and one of our rigs having a lower contracted rate upon acquisition in April 2021 than the average across the fleet. Operating days increased primarily as a result of the Pacific Drilling Merger and higher contracting in 2022. Floater revenue was reduced by $36.5 million and 37.1 million for the nine months ended September 30, 2022 and the successor prior period, respectively, by non-cash amortization related to customer contract intangibles, which were recognized on the Emergence Effective Date.
Jackups. During the nine months ended September 30, 2022, jackups generated revenue of $185.2 million, as compared to $166.0 million in the successor period. In November 2021, we sold four jackup rigs located in Saudi Arabia, which reduced operating days in the nine months ended September 30, 2022. Excluding the impact of the four disposed rigs, our average dayrate and utilization for the remaining jackup fleet increased by 31% and 22%, respectively. Five of our eight jackups were operating the full nine months ended September 30, 2022, while one of our rigs commenced operations in late May 2022. In the period ended September 30, 2021, four of our jackups were operating the full period, two rigs experienced suspensions, and four rigs were operating a portion of the period. In February 2021, an additional jackup completed its contract and moved to the shipyard to prepare for work in Norway, which commenced in the fourth quarter of 2021.
During the period from January 1 through February 5, 2021, contract drilling services revenues totaled $50.1 million for our floaters and $24.0 million for our jackups. All six contracted floaters and seven of our eight contracted jackups operated for the entire period. This was offset by one contracted jackup not operating for the full period, which was on suspension.

Operating Costs and Expenses
Floaters. During the nine months ended September 30, 2022, total contract drilling services costs related to floaters was $345.1 million. Contract drilling services costs related to floaters totaled $262.3 million in the period from February 6, 2021 through September 30, 2021. During the nine months ended September 30, 2022, Noble incurred substantially more contract drilling services costs related to floaters with 11 floaters in the fleet for a majority of the period, eight of which were operating substantially the full period, as compared to seven floaters in the fleet for a majority of the period ended September 30, 2021, five of which were operating the full period. In mid-April 2021, the Pacific Drilling Merger added five floaters to the fleet, net of the sale of two floaters in June 2021, both of which were cold stacked. The addition of two of the floaters had a minor effect on contract drilling services costs in any period since they have remained cold stacked since the Pacific Drilling Merger. The increases were partially offset by the sale of one of the existing Noble floaters in March 2022.
Jackups. During the nine months ended September 30, 2022, total contract drilling services cost related to jackups was $185.6 million. Contract drilling services costs related to jackups totaled $194.6 million in the period from February 6, 2021 through September 30, 2021. During the nine months ended September 30, 2022, Noble incurred significantly less contract drilling services costs and operating days as a result of the sale of the four jackups in Saudi Arabia in the fourth quarter of 2021. Partly offsetting this decrease, two jackups mobilized and commenced operations in the third quarter 2022. In addition, another four of our rigs were operating the full period ended September 30, 2022 as compared to only operating for part of period from February 6, 2021 through September 30, 2022.
Relative to floaters and jackups, we began experiencing cost increases as a result of inflation in the second quarter of 2022. Supply chain disruptions and the increased demand for goods and services worldwide have resulted in increases in costs for operating supplies, third-party wages, crew rotation and transportation.
During the period from January 1 through February 5, 2021, contract drilling services costs totaled $25.8 million for our floaters and $21.2 million for our jackups. Reduced operating costs in the period was a result of 4 rigs stacked during the entire period.
Depreciation and Amortization. Depreciation and amortization totaled $77.1 million, $64.8 million, and $20.6 million during the nine months ended September 30, 2022, the period from February 6 through September 30, 2021 and the period from January 1 through February 5, 2021, respectively. Depreciation during the Successor period was impacted by the fair value remeasurement of our rigs as a result of the implementation of fresh start accounting on the Emergence Effective Date and has increased due to the rigs acquired from the Pacific Drilling Merger and offset by the recent sale of four jackups in the fourth quarter of 2021.
General and Administrative Expenses. General and administrative expenses totaled $52.3 million, $47.9 million and $5.7 million during the nine months ended September 30, 2022, the period from February 6 through September 30, 2021 and the period from January 1 through February 5, 2021, respectively.
Merger and Integration Costs. Noble incurred $27.9 million of merger and integration costs primarily as a result of the Business Combination Agreement with Maersk Drilling during the nine months ended September 30, 2022. Noble incurred $13.8 million of merger and integration costs in connection with the Pacific Drilling Merger during the period from February 6 through September 30, 2021. For additional information, see “Note 2— Acquisitions and Divestitures” to our condensed consolidated financial statements.
(Gain) Loss on Sale of Operating Assets. During the nine months ended September 30, 2022, Noble recognized a gain of $6.8 million in connection with the sale of the Noble Clyde Boudreaux, offset by costs incurred of $1.4 million related to professional fees in connection with the Rig Transaction. Noble incurred $3.1 million of charges related to severance charges that were required in the local jurisdiction and professional fees in connection with the sale of rigs in Saudi Arabia during the period from February 6 through September 30, 2021. For additional information, see “Note 2— Acquisitions and Divestitures” and “Note 5— Property and Equipment” to our condensed consolidated financial statements.
Hurricane Losses and (Recoveries), net. Noble incurred $21.3 million of costs during the nine months ended September 30, 2022, which primarily related to additional costs as a result of the Hurricane Ida incident, offset by insurance recoveries of $16.6 million. Noble incurred $10.4 million of costs in connection to damages sustained from Hurricane Ida during the period from February 6 through September 30, 2021. For additional information, see “Note 5— Property and Equipment” and “Note 12— Commitments and Contingencies” to our condensed consolidated financial statements.

Other Income and Expenses.
Interest Expense. Interest expense totaled $23.3 million, $23.6 million and $0.2 million during the nine months ended September 30, 2022, the period from February 6 through September 30, 2021 and the period from January 1 through February 5, 2021. The Predecessor period of 2021 included reduced expenses due to the Bankruptcy Court order of a stay on all interest expense during the pendency of the Chapter 11 Cases. The nine months ended September 30, 2022 includes interest expense on our senior secured second lien notes (the “Second Lien Notes”). The Successor period of 2021 includes interest expense on our Second Lien Notes as well as borrowings under our Revolving Credit Facility (as defined herein). For additional information, see “Note 6— Debt” to our condensed consolidated financial statements.
Gain on Bargain Purchase. Noble recognized a $64.5 million gain on the bargain purchase of Pacific Drilling during the period from February 6 through September 30, 2021. For additional information, see “Note 2— Acquisitions and Divestitures” to our condensed consolidated financial statements.
Income Tax (Expense) Benefit. We recorded an income tax expense of $11.8 million and $3.4 million during the nine months ended September 30, 2022 and the period from January 1 through February 5, 2021, respectively. We recorded an income tax benefit of $6.6 million during the period from February 6 through September 30, 2021.
During the nine months ended September 30, 2022, our tax provision included net tax benefits of $13.6 million related to a release of valuation allowance for Guyana deferred tax benefits, a tax benefit of $11 million related to a release of valuation allowance for Luxembourg deferred tax benefits, $1.1 million related to an adjustment to Swiss deferred tax benefits, and $1.3 million related primarily to deferred tax adjustments. Such tax benefits were offset by tax expenses related to various recurring items comprised of Guyana excess withholding tax on gross revenue of $24 million and quarterly tax expense accrual of $14.8 million mostly in Luxembourg and Switzerland.
During the period from February 6, 2021 through September 30, 2021, our tax provision included tax benefits of $24.2 million related to US and non-US reserve releases, $12.6 million related to a US tax refund, and $1.2 million related primarily to deferred tax adjustments. Such tax benefits were partially offset by tax expenses of $12.6 million related to various recurring items and $18.6 million related to non-US tax reserves.
During the period from January 1 through February 5, 2021, our income tax provision included a tax benefit of $1.7 million related to a non-US reserve release and tax expense of $2.5 million related to fresh start and reorganization adjustments, and other recurring tax expenses of approximately $2.6 million.
Liquidity and Capital Resources
Senior Secured Revolving Credit Facility
As of September 30, 2022, we had $220.0 million of loans outstanding and $20.6 million of letters of credit issued under the senior secured revolving credit agreement (“Revolving Credit Facility”) and an additional $8.7 million in letters of credit and surety bonds issued under bilateral arrangements. For additional information about our Revolving Credit Facility, see “Note 6— Debt” to our condensed consolidated financial statements.
Second Lien Notes Indenture
As of September 30, 2022, we had outstanding principal of $214.4 million of outstanding principal amount of our Second Lien Notes. Interest on the Second Lien Notes accrues, at Finco’s option, at a rate of: (i) 11% per annum, payable in cash; (ii) 13% per annum, with 50% of such interest to be payable in cash and 50% of such interest to be payable by issuing additional Second Lien Notes (“PIK Notes”); or (iii) 15% per annum, with the entirety of such interest to be payable by issuing PIK Notes. Finco shall pay interest semi-annually in arrears on February 15 and August 15 of each year, commencing August 15, 2021. For accrual purposes, we have assumed we will make the next interest payment in cash and have accrued at a rate of 11%; however, the actual interest election will be made no later than the record date for such interest payment. For additional information about our Second Lien Notes, see “Note 6— Debt” to our condensed consolidated financial statements.
Debt Open Market Repurchases
In August 2022, we purchased $1.6 million aggregate principal amount of our Second Lien Notes for approximately $1.8 million, plus accrued interest, as open market repurchases and recognized a loss of approximately $0.2 million.

Maersk Drilling Credit Facilities
On the Closing Date, Maersk Drilling had $400.0 million aggregate revolving commitments, of which $400.0 million were available, and approximately $460.0 million of outstanding term loans under the DNB Credit Facility, and approximately $266.0 million of outstanding term loans under the DSF Credit Facility.
Noble has received preliminary commitments from a group of banks to enter into a $350 million, three-year term loan to replace the existing DNB Credit Facility. Additionally, Noble has received a preliminary commitment for a $150 million, three-year term loan to replace the existing DSF Credit Facility. Each loan has an indicative initial interest rate of Term SOFR plus 3.50% with margin increases beginning in the second year. The loans remain subject to final documentation and customary closing conditions, which Noble anticipates will be completed in the fourth quarter of 2022.
Sources and Uses of Cash
Our principal sources of capital in the current period were cash generated from operating activities and funding from our Revolving Credit Facility and Second Lien Notes. Cash on hand during the current period was primarily used for the following:
•normal recurring operating expenses;
•fees and expenses related to merger & integration costs; and
•capital expenditures.
Currently, our anticipated cash flow needs, both in the short-term and long-term, may include the following:
•normal recurring operating expenses;
•planned and discretionary capital expenditures;
•repurchase, redemptions or repayments of debt and interest;
•fees and expenses related to merger & integration costs;
•share repurchases and dividends; and
•certain contractual cash obligations and commitments.
We may, from time to time, redeem, repurchase or otherwise acquire our outstanding Second Lien Notes through open market purchases, tender offers or pursuant to the terms of such securities.
We currently expect to fund our cash flow needs with cash generated by our operations, cash on hand, proceeds from sales of assets, or borrowings under our Revolving Credit Facility and we believe this will provide us with sufficient ability to fund our cash flow needs over the next 12 months. Subject to market conditions and other factors, we may also issue equity or long-term debt securities to fund our cash flow needs and for other purposes.
Net cash provided by operating activities was $109.8 million and $24.0 million for the nine months ended September 30, 2022 and for the period from February 6 through September 30, 2021, respectively, and net cash used in operating activities was $45.4 million for the period from January 1 through February 5, 2021. The nine months ended September 30, 2022 and the Predecessor and Successor periods of 2021 had cash outflows from operating assets and liabilities. We had working capital of $485.8 million at September 30, 2022 and $207.3 million at December 31, 2021.
Net cash used in investing activities was $93.5 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, our capital expenditures consisted primarily of routine projects associated with overhauls and upgrades, including managed pressure drilling units, and were offset against proceeds from the sale of the Noble Clyde Boudreaux. Net cash used in investing activities was $14.4 million for the period from January 1 through February 5, 2021 and $31.5 million for the period from February 6 through September 30, 2021. The Predecessor and Successor periods of 2021 include shipyard work on the Noble Lloyd Noble and the managed pressure drilling upgrade on the Noble Don Taylor and Noble Tom Madden. The Successor period also includes cash acquired from the Pacific Drilling Merger and proceeds from the sale of the Pacific Bora and Pacific Mistral in late June 2021.
Net cash provided by financing activities was $214.0 million and $13.1 million for the nine months ended September 30, 2022 and the period from February 6 through September 30, 2021, respectively. The current period and the Successor period of 2021 includes net borrowings on the Revolving Credit Facility. In August 2022, we utilized approximately $1.8 million of cash to repurchase $1.6 million of aggregate principal amount of our Second Lien Notes plus accrued interest, as open market repurchases and recognized a loss of approximately $0.2 million. Net cash used in financing activities was $191.2 million for the period from January 1 through February 5, 2021. The Predecessor period included the repayment of Legacy Noble’s 2017 Credit Facility, issuances of the Second Lien Notes and borrowings on the Revolving Credit Facility. During the period ended September 30, 2022, Finco distributed cash of $365.1 million to Noble as compared to only $32.7 million and $26.5 million in the prior year Successor and Predecessor periods, respectively.
The excess cash distributed by Finco to Noble is intended to fund the Compulsory Purchase. In November 2022, we expect to complete the Compulsory Purchase for the remaining Maersk Drilling Shares, which we expect to require approximately $70 million in cash with the remaining payable in shares. Any cash consideration is payable in DKK.
At September 30, 2022, we had a total contract drilling services backlog of approximately $2.2 billion, which includes a commitment of approximately 79 percent of available days for our Noble rigs for the remainder of 2022. For additional information regarding our backlog, see “—Contract Drilling Services Backlog.”
Capital Expenditures
Capital expenditures totaled $116.9 million for the nine months ended September 30, 2022 and consisted of the following:
•$64.8 million for sustaining capital;
•$32.2 million in major projects, including subsea and other related projects; and
•$19.9 million for rebillable capital and contract modifications.
Our total capital expenditure estimate for the quarter ending December 31, 2022 is expected to range between $65 million and $85 million.
From time to time we consider possible projects that would require expenditures that are not included in our capital budget, and such unbudgeted expenditures could be significant. In addition, while liquidity and preservation of capital remains our top priority, we will continue to evaluate acquisitions of drilling units from time to time.
Guarantees of Registered Securities
Finco has issued the Second Lien Notes due 2028. The Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured second-priority basis, by the direct and indirect subsidiaries of Finco that are Credit Parties under the Revolving Credit Facility (the “Guarantors”). The guarantees are unconditional, irrevocable, joint and several senior obligations of each Guarantor and rank equally in right of payment with all future senior indebtedness of such Guarantor and effectively senior to all of such Guarantor’s unsecured senior indebtedness. For a discussion of the Second Lien Notes guarantees, see Part II, Item 7, “Guarantees of Registered Securities” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Guarantor Summarized Financial Information
The summarized financial information below reflects the combined accounts of the Guarantors and the non-consolidated accounts of Finco (collectively, the “Obligors”), for the dates and periods indicated. The financial information is presented on a combined basis and intercompany balances and transactions between entities in the Obligor group have been eliminated.
Summarized Balance Sheet Information:

	Successor
	September 30, 2022	December 31, 2021
Current assets	$358,634	$362,440
Amounts due from non-guarantor subsidiaries, current	5,373,619	5,162,678
Noncurrent assets	1,309,018	1,265,785
Amounts due from non-guarantor subsidiaries, noncurrent	646,778	646,778
Current liabilities	214,965	199,178
Amounts due from non-guarantor subsidiaries, current	6,167,965	5,296,570
Noncurrent liabilities	526,857	281,230
Amounts due from non-guarantor subsidiaries, noncurrent	407,111	168,873

Summarized Statement of Operations Information:

	Successor (1)		Predecessor (2)
	Obligors		Obligors
		Period From	Period From
	Nine Months	February 6, 2021	January 1, 2021
	Ended	through	through
	September 30, 2022	December 31, 2021	February 5, 2021
Operating revenues	$747,294	$664,741	$70,584
Operating costs and expenses	626,946	481,179	63,255
Income (loss) from continuing operations before income taxes	209,882	164,112	(2,303,528)
Net income (loss)	196,510	149,935	(2,318,932)
(1)Includes operating revenue of $19.6 million, operating costs and expenses of $42.3 million and other income of $91.1 million attributable to transactions with non-guarantor subsidiaries for the nine months ended September 30, 2022. Includes operating revenue of $26.7 million, operating costs and expenses of $17.1 million and other income of $24.0 million attributable to transactions with non-guarantor subsidiaries for the period from February 6, 2021 through December 31, 2021.
(2)Includes operating revenue of $3.8 million, operating costs and expenses of $1.1 million and other expense of $(1.2) million attributable to transactions with non-guarantor subsidiaries for the period from January 1, 2021 through February 5, 2021.
Environmental Matters
We are subject to numerous international, federal, state and local laws and regulations relating to the protection of the environment and of human health and safety. For a discussion of the most significant of these laws and regulations, see Part I, Item 1, “Business—Governmental Regulations and Environmental Matters” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Continuing political and social attention to the issue of global climate change has resulted in a broad range of proposed or promulgated laws focusing on greenhouse gas reduction and related public disclosures. The costs of implementing these rules and continuing compliance and disclosure could be substantial. These proposed or promulgated laws apply or could apply in countries where we have interests or may have interests in the future. Laws in this field continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance or reporting costs relating to implementation, such laws, if enacted, could have a material impact on our results of operations and financial condition. Climate change could also increase the frequency and severity of adverse weather conditions, including hurricanes, typhoons, cyclones, winter storms and rough seas. If such effects were to occur, they could have an adverse impact on our operations. For a discussion of climate change, see Part I, Item 1, “Business—Governmental Regulations and Environmental Matters—Climate Change” in our Annual Report on Form 10-K for the year ended December 31, 2021.
In addition, increasing social attention to ESG matters and climate change has resulted in demands for action related to climate change and energy rebalancing matters, such as promoting the use of substitutes to fossil fuel products, encouraging the divestment of fossil fuel equities, and pressuring lenders and other financial services companies to limit or curtail activities with fossil fuel companies. Initiatives to incentivize a shift away from fossil fuels could reduce demand for hydrocarbons, thereby reducing demand for our services and causing a material adverse effect on our earnings, cash flows and financial condition. For further discussion of these risks, see Part I, Item 1A, “Risk Factors—Regulatory and Legal Risks—Increasing attention to environmental, social and governance matters and climate change may impact our business and financial results” in our Annual Report on Form 10-K for the year ended December 31, 2021.
New Accounting Pronouncements
See Part I, Item 1, Financial Statements, “Note 3— Accounting Pronouncements,” to the condensed consolidated financial statements for a description of the recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no significant change in our exposure to market risk when compared to those disclosed in Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 4. Controls and Procedures
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Noble, and Richard B. Barker, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of Noble, have evaluated the disclosure controls and procedures of Noble as of the end of the period covered by this report. On the basis of this evaluation, Mr. Eifler and Mr. Barker have concluded that Noble’s disclosure controls and procedures were effective as of September 30, 2022. Noble’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Finco, and Richard B. Barker, Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of Finco, have evaluated the disclosure controls and procedures of Finco as of the end of the period covered by this report. On the basis of this evaluation, Mr. Eifler and Mr. Barker have concluded that Finco’s disclosure controls and procedures were effective as of September 30, 2022. Finco’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Finco in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is presented in “Note 12— Commitments and Contingencies,” to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 1A. Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. Except for the previously reported closing of the Business Combination on October 3, 2022, as of the date of this Quarterly Report on Form 10Q, there have been no material changes to the risk factors disclosed under (i) “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021, (ii) “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, and (iii) “Risk Factors” in our proxy statement/prospectus filed pursuant to Rule 424(b) under the Securities Act (File No. 333-261780) on April 11, 2022, forming part of the Registration Statement on Form S-4, initially filed by us on December 20, 2021 and declared effective on April 11, 2022. In addition to the other information presented in this Quarterly Report on Form 10-Q, you should carefully read and consider the disclosure identified in items (i), (ii) and (iii) above, which contain descriptions of significant risks, including those related to the Business Combination, that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected. For more information on the closing of the Business Combination, see “Note 2— Acquisitions and Divestitures” to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and carefully read the disclosure in our Current Report on Form 8-K filed with the SEC on October 3, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exercises of Warrants
During the three months ended September 30, 2022:
•24,223 Noble Cayman Shares were issued to holders of seven-year warrants with Black-Scholes protection (the “Noble Cayman Tranche 1 Warrants”) pursuant to exercises of 50,837 Noble Cayman Tranche 1 Warrants;
•21,534 Noble Cayman Shares were issued to holders of seven-year warrants with Black-Scholes protection (the “Noble Cayman Tranche 2 Warrants”) pursuant to exercises of 57,612 Tranche 2 Warrants;
•122 Noble Cayman Shares were issued to holders of five-year warrants with no Black-Scholes protection (the “Noble Cayman Tranche 3 Warrants”) pursuant to exercises of 3,753 Tranche 3 Warrants; and
•3,263,182 Noble Cayman Shares were issued to holders of ordinary share purchase warrants (“Noble Cayman Penny Warrants”) pursuant to exercises of 3,263,182 Noble Cayman Penny Warrants.
Such Noble Cayman Shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), under Section 4(a)(2) under the Securities Act and Section 1145 of the Bankruptcy Code. For more information on the terms of exercise and other features of the warrants, see “Note 4— Income (Loss) Per Share—Warrants” to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit Number	Exhibit

2.1
Modified Second Amended Joint Plan of Reorganization of Noble Corporation plc (n/k/a Noble Holding Corporation plc), a company incorporated under the laws of England and Wales (“Legacy Noble”), and its Debtor Affiliates (filed as Exhibit 2.1 to Legacy Noble’s Current Report on Form 8-K filed on November 23, 2020 and incorporated herein by reference).

2.2†
Agreement and Plan of Merger, dated as of March 25, 2021, by and among Noble Corporation, a Cayman Islands company (“Noble Cayman”), Duke Merger Sub, LLC and Pacific Drilling Company LLC (filed as Exhibit 2.1 to Noble Cayman’s Current Report on Form 8-K filed on March 25, 2021 and incorporated herein by reference).

2.3†
Purchase and Sale Agreement, dated as of August 25, 2021, by and among Noble Finance Company, Noble Drilling (TVL) Ltd., Noble SA Limited, Noble Rig Holding I Limited, Noble Rig Holding 2 Limited, Noble Drilling Arabia Co. Ltd. and ADES International Holding Limited (filed as Exhibit 2.1 to Noble Cayman’s Current Report on Form 8-K filed on August 26, 2021 and incorporated herein by reference).

2.4†
Amendment No. 1 to Purchase and Sale Agreement, dated as of October 15, 2021, by and among Noble Finance Company, Noble Drilling (TVL) Ltd., Noble SA Limited, Noble Rig Holding I Limited, Noble Rig Holding 2 Limited, Noble Drilling Arabia Co. Ltd., ADES International Holding Limited and ADES Saudi Limited Company (filed as Exhibit 2.7 to Noble Cayman’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference).

2.5†
Business Combination Agreement, dated as of November 10, 2021, by and among Noble Corporation, Noble Finco Limited (n/k/a Noble Corporation plc), Noble Newco Sub Limited and The Drilling Company of 1972 A/S (filed as Exhibit 2.1 to Noble Cayman’s Current Report on Form 8-K filed on November 10, 2021 and incorporated herein by reference).

2.6
Amendment No. 1 to Business Combination Agreement, dated as of August 5, 2022, by and among Noble Corporation plc, Noble Corporation, Noble Newco Sub Limited and The Drilling Company of 1972 A/S. (filed as Exhibit 2.1 to Noble Cayman’s Current Report on Form 8-K filed on August 5, 2022 and incorporated herein by reference).

2.7†
Asset Purchase Agreement, dated as of June 23, 2022, by and among Noble Corporation and certain of its subsidiaries, Shelf Drilling (North Sea), Ltd., and Shelf Drilling, Ltd. (filed as Exhibit 2.1 to Noble Cayman’s Current Report on Form 8-K filed on June 23, 2022 and incorporated herein by reference).

2.8^
Deed of Amendment relating to the Asset Purchase Agreement, dated as of August 25, 2022, by and among Noble Corporation and certain of its subsidiaries, Shelf Drilling (North Sea), Ltd., and Shelf Drilling, Ltd (filed as Exhibit 2.1 to Noble Cayman’s Current Report on Form 8-K filed on August 31, 2022 and incorporated herein by reference).

3.1
Amended and Restated Articles of Association of Noble Corporation plc (“Noble”) (filed as Exhibit 3.1 to Noble’s Current Report on Form 8-K filed on September 30, 2022 and incorporated herein by reference).

10.1	Form of Indemnification Agreement (filed as Exhibit 10.1 to Noble’s Current Report on Form 8-K filed on September 30, 2022 and incorporated herein by reference).

10.2
Tranche 1 Warrant Agreement, dated as of September 30, 2022, by and among Noble Corporation plc, Computershare Inc. and Computershare Trust Company, N.A. (filed as Exhibit 10.2 to Noble’s Current Report on Form 8-K filed on September 30, 2022 and incorporated herein by reference).

10.3
Tranche 2 Warrant Agreement, dated as of September 30, 2022, by and among Noble Corporation plc, Computershare Inc. and Computershare Trust Company, N.A. (filed as Exhibit 10.3 to Noble’s Current Report on Form 8-K filed on September 30, 2022 and incorporated herein by reference).

Exhibit Number	Exhibit

10.4
Tranche 3 Warrant Agreement, dated as of September 30, 2022, by and among Noble Corporation plc, Computershare Inc. and Computershare Trust Company, N.A. (filed as Exhibit 10.4 to Noble’s Current Report on Form 8-K filed on September 30, 2022 and incorporated herein by reference).

10.5
Assumption Agreement, dated as of September 30, 2022, by and between Noble Corporation plc and Noble Corporation (filed as Exhibit 10.5 to Noble’s Current Report on Form 8-K filed on September 30, 2022 and incorporated herein by reference).

10.6*	Noble Corporation plc 2022 Long-Term Incentive Plan (filed as Exhibit 4.1 to Noble’s Registration Statement on Form S-8 filed on September 30, 2022 and incorporated herein by reference).

10.7*
Noble Corporation plc RSU Long-Term Incentive Programme for Executive Management 2022 (filed as Exhibit 4.2 to Noble’s Current Report on Form 8-K filed on September 30, 2022 and incorporated herein by reference).

10.8*	Noble Corporation plc RSU Long-Term Incentive Programme 2022 (filed as Exhibit 4.3 to Noble’s Current Report on Form 8-K filed on September 30, 2022 and incorporated herein by reference).

10.9
Registration Rights Agreement, dated as of October 3, 2022, by and between Noble Corporation plc and APMH Invest A/S (filed as Exhibit 10.2 to Noble’s Current Report on Form 8-K filed on October 3, 2022 and incorporated herein by reference).

10.10
Relationship Agreement, dated as of October 3, 2022, by and among Noble Corporation plc, Noble Corporation and APMH Invest A/S (filed as Exhibit 10.3 to Noble’s Current Report on Form 8-K filed on October 3, 2022 and incorporated herein by reference).

10.11
Term and Revolving Facilities Agreement dated December 6, 2018, by and among Maersk Drilling, the rig owners and material intra-group charterers party thereto, DNB Bank ASA as agent and security agent, the arrangers and bookrunners party thereto and the lenders party thereto (filed as Exhibit 10.4 to Noble’s Current Report on Form 8-K filed on October 3, 2022 and incorporated herein by reference).

10.12
Term Loan Facility Agreement dated December 10, 2018 by and among Maersk Drilling, its subsidiaries party thereto as guarantors and Danmarks Skibskredit A/S as lender and security agent (filed as Exhibit 10.5 to Noble’s Current Report on Form 8-K filed on October 3, 2022 and incorporated herein by reference).

10.13
Amendment Agreement Relating to a Term and Revolving Facilities Agreement, dated August 26, 2022, by and among Maersk Drilling, the rig owners and material intra-group charterers party thereto and DNB Bank ASA as agent and security agent and the financial institutions party thereto as hedge counterparties (filed as Exhibit 10.6 to Noble’s Current Report on Form 8-K filed on October 3, 2022 and incorporated herein by reference).

10.14
Amendment Letter, dated as of September 8, 2022, by and among Maersk Drilling and Danmarks Skibskredit A/S as lender and security agent (filed as Exhibit 10.7 to Noble’s Current Report on Form 8-K filed on October 3, 2022 and incorporated herein by reference).

10.15
Guarantee, dated August 26, 2022 but effective as of October 3, 2022, by Noble Corporation plc in favour of DNB Bank ASA as security agent (filed as Exhibit 10.9 to Noble’s Current Report on Form 8-K filed on October 3, 2022 and incorporated herein by reference).

10.16
Guarantee, dated September 8, 2022 but effective as of October 3, 2022, by Noble Corporation plc in favour of Danmarks Skibskredit A/S as security agent and by Maersk Drilling as agent for service of process (filed as Exhibit 10.8 to Noble’s Current Report on Form 8-K filed on October 3, 2022 and incorporated herein by reference).

Exhibit Number	Exhibit

22.1	List of Guarantor Subsidiaries and Affiliate Securities Pledged as Collateral.

31.1	Certification of Robert W. Eifler, Noble, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Robert W. Eifler, Finco, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.3	Certification of Richard B. Barker, Noble, pursuant to the US Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.4	Certification of Richard B. Barker, Finco, pursuant to the US Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of Robert W. Eifler, Noble, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Robert W. Eifler, Finco, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3+	Certification of Richard B. Barker, Noble, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4+	Certification of Richard B. Barker, Finco, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________________________________________
†    Certain portions of the exhibit have been omitted. The Company agrees to furnish a supplemental copy with any omitted information to the SEC upon request.
^    Certain personally identifiable information contained in this exhibit has been redacted pursuant to Item 601 (a)(6) of Regulation S-K.
+    Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.

*    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Noble Corporation plc, a public limited company formed under the laws of England and Wales

/s/ Richard B. Barker	November 3, 2022
Richard B. Barker Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	November 3, 2022
Laura D. Campbell Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	Date

Noble Finance Company, a Cayman Islands company

/s/ Richard B. Barker	November 3, 2022
Richard B. Barker Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	November 3, 2022
Laura D. Campbell Vice President and Controller (Principal Accounting Officer)	Date