Form 10-K
period 2022-12-31
Noble Corp plc; Noble Finance Co
filed 2023-03-09
CIK 1895262, 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
13135 Dairy Ashford, Suite 800, Sugar Land, Texas 77478
(Address of principal executive offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: (281) 276-6100
_____________________________________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
A Ordinary Shares, par value $0.00001 per share	NE	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
_____________________________________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Noble Corporation plc	Yes	☑	No	☐
Noble Finance Company	Yes	☐	No	☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Noble Corporation plc	Yes	☐	No	☑
Noble Finance Company	Yes	☐	No	☑
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Noble Corporation plc	Yes	☑	No	☐
Noble Finance Company	Yes	☐	No	☑
Indicate by check mark whether each registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Noble Corporation plc	Yes	☑	No	☐
Noble Finance Company	Yes	☑	No	☐
Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Noble Corporation plc	Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
Noble Finance Company	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Noble Corporation plc	☐
Noble Finance Company	☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Noble Corporation plc	☐
Noble Finance Company	☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 240.D-1(b)

Noble Corporation plc	☐
Noble Finance Company	☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Noble Corporation plc	Yes	☐	No	☑
Noble Finance Company	Yes	☐	No	☑
As of June 30, 2022, the aggregate market value of the registered shares of Noble Corporation plc held by non-affiliates was $1.1 billion based on the closing price of such shares on such date as reported on the New York Stock Exchange.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	☑	No	☐
Number of shares outstanding at March 6, 2023: Noble Corporation plc — 134,820,112
Number of shares outstanding: Noble Finance Company — 261,246,093

DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be incorporated by reference from the proxy statement for the 2023 Annual Meeting of Stockholders of Noble Corporation plc to be filed with the Securities and Exchange Commission.

This Form 10-K is a combined annual report being filed separately by two registrants: Noble Corporation plc, a public limited company incorporated under the laws of England and Wales, and its wholly-owned subsidiary, Noble Finance Company, a Cayman Islands company.

This combined Annual Report on Form 10-K is separately filed by Noble Corporation plc (formerly known as Noble Finco Limited), a public limited company incorporated under the laws of England and Wales (“Noble” or “Successor”), and Noble Finance Company, an exempted company incorporated in the Cayman Islands with limited liability and a wholly-owned subsidiary of Noble (“Finco”). Information in this filing relating to Finco is filed by Noble and separately by Finco on its own behalf. Finco makes no representation as to information relating to Noble (except as it may relate to Finco) or any other affiliate or subsidiary of Noble.
This report should be read in its entirety as it pertains to each Registrant. Except where indicated, the Consolidated Financial Statements and related Notes are combined. References in this Annual Report on Form 10-K to “Noble,” the “Company,” “we,” “us,” “our” and words of similar meaning refer collectively to (i) Noble Holding Corporation plc, a public limited company incorporated under the laws of England and Wales, and its consolidated subsidiaries prior to February 5, 2021, (ii) Noble Corporation, an exempted company incorporated in the Cayman Islands with limited liability (“Noble Cayman”), and its consolidated subsidiaries on and after February 5, 2021 and prior to September 30, 2022, and (iii) Noble Corporation plc and its consolidated subsidiaries (including Noble Cayman) on and after September 30, 2022, as applicable. As a result of the Merger (as defined herein), Noble became the successor issuer to Noble Cayman pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Forward-Looking Statements
This Annual Report on Form 10-K (“Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the US Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. All statements other than statements of historical facts included in this report or in the documents incorporated by reference, including those regarding the impact of our emergence from bankruptcy on our business and relationships, the global novel strain of coronavirus (“COVID-19”) pandemic and agreements regarding production levels among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil and gas producing nations (together with OPEC, “OPEC+”), and any expectations we may have with respect thereto, and those regarding rig demand, peak oil, the offshore drilling market, oil prices, contract backlog, fleet status, our future financial position, business strategy, impairments, repayment of debt, credit ratings, liquidity, borrowings under any credit facilities or other instruments, sources of funds, cost inflation, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, reactivation, refurbishment, conversion and upgrade of rigs, rig acquisitions and dispositions, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, share repurchases, timing, benefits or results of acquisitions or dispositions (including the Business Combination and the Rig Transaction (each as defined herein) and our plans, objectives, expectations and intentions related to the Business Combination), and timing for compliance with any new regulations are forward-looking statements. When used in this report or in the documents incorporated by reference, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “shall,” “will” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors, including but not limited to risks and uncertainties relating to the Business Combination and the Rig Transaction (including the risk that the Business Combination disrupts Noble’s current plans, potential difficulties in employee retention as a result of the Business Combination, the outcome of any legal proceedings that may be instituted against Noble related to the Business Combination Agreement or the Business Combination, volatility in the price of the securities of Noble due to a variety of factors, including changes in the competitive markets in which Noble plans to operate, variations in performance across competitors, changes in laws and regulations affecting Noble’s business and changes in the combined capital structure, the ability to implement business plans, forecasts, and other expectations (including with respect to synergies and financial and operational metrics, such as EBITDA and free cash flow) in connection with the Business Combination, the ability to identify and realize additional opportunities, the failure to realize anticipated benefits of the Business Combination, the potential impact of the Business Combination on relationships with third parties, and risks associated with assumptions that parties make in connection with the parties’ critical accounting estimates and other judgments), the effects of public health threats, pandemics and epidemics, such as the ongoing outbreak of COVID-19, and the adverse impact thereof on our business, financial condition and results of operations (including but not limited to our growth, operating costs, supply chain, availability of labor, logistical capabilities, customer demand for our services and industry demand generally, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally), the effects of actions by or disputes among OPEC+ members with respect to production levels or other matters related to the price of oil, market conditions, cost inflation, factors affecting the level of activity in the oil and gas industry, the conflict in Ukraine, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, operating hazards and delays, risks associated with operations outside the United States (“US”), actions by regulatory authorities, credit rating agencies, customers, joint venture partners, contractors, lenders and other third parties, legislation and regulations affecting drilling operations, compliance with or changes in environmental, health, safety, tax and other regulations or requirements or initiatives (including those addressing the impact of global climate change or air emissions), violations of anti-corruption laws, shipyard risk and timing, delays in mobilization of rigs, hurricanes and other weather conditions, and the future price of oil and gas, that could cause actual plans or results to differ materially from those included in any forward-looking statements. Actual results could differ materially from those expressed as a result of various factors. These factors include those referenced or described under “Risk Factors” included in this report, or in our other filings with the US Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge at our website. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operating results and financial condition.
Risks Related to Our Business and Operations
•our business depends on the level of activity in the oil and gas industry;
•the offshore contract drilling industry is a highly competitive and cyclical business;
•an over-supply of offshore rigs;
•our ability to renew or replace existing contracts;
•our current backlog of contract drilling revenue may not be ultimately realized;
•our substantial dependence on several of our customers;
•risks associated with unionization efforts, labor interruptions and labor regulations;
•risks associated with participation in joint ventures and investments in associates;
•risks relating to operations in international locations;
•our and our service providers’ failure to adequately protect sensitive information and operational technology systems and critical data;
•our failure to attract and retain skilled personnel;
•supplier capacity constraints or shortages in parts or equipment or price increases;
•risks associated with future mergers, acquisitions or dispositions of businesses or assets;
•inflation may adversely affect our operating results;
•the potential for US Gulf of Mexico hurricane related windstorm damage or liabilities;
•our failure to effectively and timely respond to the impact of energy rebalancing;
•the potential for sub-standard performance or non-performance by third-party suppliers and subcontractors upon which we rely;
•risks associated with creating and executing new business models;
Risks Related to the Business Combination with Maersk Drilling
•the integration of Maersk Drilling into the combined company may not be as successful as anticipated;
•If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ view of us;
Financial and Tax Risks
•we may record impairment charges on property and equipment;
•Noble conducts substantially all of its business through Finco and its subsidiaries, and the indenture governing the Second Lien Notes (as defined herein) contains operating and financial restrictions that may restrict Finco’s business and financing activities;
•the Revolving Credit Agreement, the New DNB Credit Facility (each as defined herein), and future facilities may contain various restrictive covenants limiting the discretion of our management in operating our business;

•the impact of a loss of a major tax dispute or a successful tax challenge to our operating structure, intercompany pricing policies or the taxable presence of our subsidiaries in certain countries on our tax rate on our worldwide earnings; and
Regulatory and Legal Risks
•the impact of governmental laws and regulations on our costs and drilling activity;
•increasing attention to environmental, social and governance matters, including climate change;
•changes in, compliance with, or our failure to comply with certain laws and regulations;
•compliance with laws and regulations relating to the protection of the environment and of human health and safety;
•we are subject to litigation;
•we are a holding company, and we are dependent upon cash flow from subsidiaries to meet our obligations;
•the warrants we issued pursuant to the Plan (as defined herein), which were converted in connection with the Business Combination are exercisable for Ordinary Shares (as defined herein);
•future sales or the availability for sale of substantial amounts of the Ordinary Shares could adversely affect the trading price of the Ordinary Shares.
For a more complete discussion of the material risks facing our business, see Part I, Item 1A, “Risk Factors” below.

PART I
Item 1. Business.
Overview
Noble Corporation plc (formerly known as Noble Finco Limited), a public limited company incorporated under the laws of England and Wales, is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. We focus on a high-specification fleet of floating and jackup rigs and the deployment of our drilling rigs in oil and gas basins around the world. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921. As of December 31, 2022, our fleet of 32 drilling rigs consisted of 19 floaters and 13 jackups.
On July 31, 2020 (the “Petition Date”), our former parent company, Noble Holding Corporation plc, a public limited company incorporated under the laws of England and Wales (“Legacy Noble” or the “Predecessor”), and certain of its subsidiaries, including Finco, filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). On September 4, 2020, the Debtors (as defined herein) filed with the Bankruptcy Court the Joint Plan of Reorganization of Noble Corporation plc and its Debtor Affiliates, which was subsequently amended on October 8, 2020 and October 13, 2020 and modified on November 18, 2020 (as amended, modified or supplemented, the “Plan”), and the related disclosure statement. On September 24, 2020, six additional subsidiaries of Legacy Noble (together with Legacy Noble and its subsidiaries that filed on the Petition Date, as the context requires, the “Debtors”) filed voluntary petitions in the Bankruptcy Court. The chapter 11 proceedings were jointly administered under the caption Noble Corporation plc, et al. (Case No. 20-33826) (the “Chapter 11 Cases”). On November 20, 2020, the Bankruptcy Court entered an order confirming the Plan. In connection with the Chapter 11 Cases and the Plan, on and prior to the Emergence Effective Date (as defined herein), Legacy Noble and certain of its subsidiaries effectuated certain restructuring transactions pursuant to which Legacy Noble formed Noble Cayman, as an indirect wholly owned subsidiary of Legacy Noble and transferred to Noble Cayman substantially all of the subsidiaries and other assets of Legacy Noble. On February 5, 2021 (the “Emergence Effective Date”), the Plan became effective in accordance with its terms, the Debtors emerged from the Chapter 11 Cases and Noble Cayman became the new parent company. In accordance with the Plan, Legacy Noble and its remaining subsidiary will in due course be wound down and dissolved in accordance with applicable law. The Bankruptcy Court closed the Chapter 11 Cases with respect to all Debtors other than Legacy Noble, pending its wind down.
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
On October 3, 2022 (the “Closing Date”), pursuant to the Business Combination Agreement, Noble completed a voluntary tender exchange offer to Maersk Drilling’s shareholders (the “Offer” and, together with the Merger and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”) and because Noble acquired more than 90% of the issued and outstanding shares of Maersk Drilling, nominal value Danish krone (“DKK”) 10 per share (“Maersk Drilling Shares”), Noble redeemed all remaining Maersk Drilling Shares not exchanged in the Offer for, at the election of the holder, either A ordinary shares, par value $0.00001 per share, of Noble (“Ordinary Shares”) or cash (or, for those holders that did not make an election, only cash), under Danish law by way of a compulsory purchase (the “Compulsory Purchase”) which was completed in early November 2022. Upon completion of the Compulsory Purchase, Maersk Drilling became a wholly owned subsidiary of Noble.
For additional information on the Business Combination, see “Note 4— Acquisitions and Divestitures” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
As a result of the emergence from the Chapter 11 Cases, Noble Cayman became the successor issuer to Legacy Noble for purposes of and pursuant to the Exchange Act. As a result of the Merger, Noble became the successor issuer to Noble Cayman for purposes of and pursuant to Rule 12g-3(a) of the Exchange Act. References in this Annual Report on Form 10-K to “Noble,” the “Company,” “we,” “us” and “our” refer collectively to (i) Legacy Noble and its consolidated subsidiaries prior to the Emergence Effective Date, (ii) Noble Cayman and its consolidated subsidiaries on and after the Emergence Effective Date and prior to the Merger Effective Date, and (iii) Noble and its consolidated subsidiaries (including Noble Cayman) on and after the Merger Effective Date, as applicable.
Upon emergence, the Company applied fresh start accounting in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 852 – Reorganizations (“ASC 852”). The application of fresh start accounting resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. Accordingly, our financial statements and notes after the Emergence Effective Date are not comparable to our financial statements and notes on and prior to that date.
Finco was an indirect, wholly owned subsidiary of Legacy Noble prior to the Emergence Effective Date and a direct, wholly owned subsidiary of Noble Cayman on and after the Emergence Effective Date and prior to the Merger Effective Date, and has been an indirect, wholly owned subsidiary of Noble on and after the Merger Effective Date. As of December 31, 2022, Noble’s principal asset is all of shares of Finco. Finco has no public equity outstanding. The consolidated financial statements of Noble include the accounts of Finco, and Noble conducts substantially all of its business through Finco and its subsidiaries. As such, the terms “Predecessor” and “Successor” also refers to Finco, as the context requires.
Strategy
Our business strategy is centered around efficient, reliable and safe offshore drilling to provide the best services for our customers. The Business Combination with Maersk Drilling created one of the youngest and highest specification fleets of global scale in the industry, with diversification across asset classes, geographic regions and customers. The Combined company has a track record of industry-leading utilization; coupled with an unwavering commitment to best-in-class safety performance and customer satisfaction. We strive to be a leader in industry innovation and first-mover in sustainability.
Our fleet consists predominately of technologically advanced units, equipped with sophisticated systems and components prepared to execute our customers’ increasingly complicated offshore drilling programs safely and with greater efficiency contributing to an overall reduction of our carbon footprint. We are primarily focused on the ultra-deepwater market and the harsh, and ultra-harsh environment jackup markets, which typically present more technically challenging conditions in which to operate.
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
Our organization prioritizes financial discipline, cash flow generation and returning cash to shareholders. We will focus on ensuring that our fleet of floating and jackup rigs meet the demands of increasingly complex drilling programs required by our customers as well as ensuring that we continue to maintain a strong financial position.
Climate change is an environmental, social and economic challenge facing everyone today. We are committed to continuous improvement and a sustainable energy future, supported by our efforts to protect the environment throughout our operations and safely provide reliable and efficient services to allow access to resources essential for human and economic prosperity. We actively look to partner with our customers to evaluate economic alternatives for reducing the carbon footprint of our drilling rigs. Oversight of our sustainability is at the Board level, with the Safety and Sustainability Committee assisting in that oversight role with respect to the Corporation’s sustainability policies and practices.
Contract Drilling Services
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

We typically provide contract drilling services under an individual contract, on a dayrate basis. Each contract’s final terms and conditions are the result of negotiations with our customers, and many contracts are awarded through a competitive bidding process. The following terms generally describe the key aspects of our contracts:
•contract duration extending over a specific period of time or a period necessary to drill a defined number of wells;
•payment of compensation to us (generally in US Dollars although some customers, typically national oil companies, require a part of the compensation to be paid in local currency) on a “daywork” basis, so that we receive a fixed amount for each day (“dayrate”) that the drilling unit is operating under contract (a lower rate or no compensation is payable during periods of equipment breakdown and repair or adverse weather or in the event operations are interrupted by other conditions, some of which may be beyond our control);
•provisions permitting early termination of the contract by the customer (i) if the unit is lost or destroyed, (ii) if operations are suspended for a specified period of time due to breakdown of equipment or breach of contract or (iii) for convenience with the payment of contractually specified termination amounts;
•provisions allowing the impacted party to terminate the contract if specified “force majeure” events beyond the contracting parties’ control occur for a defined period of time;
•payment by us of the operating expenses of the drilling unit, including labor costs and the cost of incidental supplies;
•provisions that allow us to recover our mobilization and demobilization costs associated with moving a drilling unit from one regional location to another which, under certain market conditions, may not allow us to receive full reimbursement of such costs;
•provisions that allow us to recover certain cost increases from our customers in certain long-term contracts;
•provisions that require us to lower dayrates for documented cost decreases in certain long-term contracts; and
•provisions that allocate responsibility and liability through indemnification provisions for risks related to personal injury, property damage or loss, environmental damages, damage to the reservoir and other matters.
During periods of depressed market conditions, such as the one we recently experienced for a number of years, our customers may attempt to renegotiate or repudiate their contracts with us although we seek to enforce our rights under our contracts. The renegotiation may include changes to key contract terms, such as pricing, termination and risk allocation.
For a discussion of our backlog of commitments for contract drilling services, please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contract Drilling Services Backlog.”
Drilling Fleet
Noble is a leading offshore drilling contractor for the oil and gas industry. Noble owns and operates one of the most modern, versatile and technically advanced fleets of mobile offshore drilling units in the offshore drilling industry. Noble provides, through its subsidiaries, contract drilling services with a fleet of 32 offshore drilling units, consisting of 19 floaters and 13 jackups at the date of this report, focused largely on ultra-deepwater and harsh environment drilling opportunities in both established and emerging regions worldwide. Each type of drilling rig is described further below. Several factors determine the type of unit most suitable for a particular job, the most significant of which include the water depth and the environment of the intended drilling location, whether the drilling is being done over a platform or other structure, and the intended well depth. At December 31, 2022, our fleet was located in Africa, Far East Asia, the Middle East, the North Sea, Oceania, South America and the US Gulf of Mexico. Our fleet consists of the following types of mobile offshore drilling units:
Floaters. A drillship is a type of floating drilling unit that is based on the ship-based hull of the vessel and equipped with modern drilling equipment that gives it the capability of easily transitioning from various worldwide locations and carrying high capacities of equipment while being able to drill ultra-deepwater oil and gas wells in up to 12,000 feet of water. Drillships can stay directly over the drilling location without anchors in open seas using a dynamic positioning system (“DPS”), which coordinates position references from satellite signals and acoustic seabed transponders with the drillship's six to eight thrusters to keep the ship directly over the well that is being drilled. Drillships are selected to drill oil and gas wells for programs that require a high level of simultaneous operations, where drilling loads are expected to be high, or where there are occurrences of high ocean currents, where the drillship's hull shape is the most efficient. Noble's fleet consists of 15 drillships capable of water depths from 10,000 feet to 12,000 feet.
Semisubmersible drilling units are designed as a floating drilling platform incorporating one or several pontoon hulls, which are submerged in the water to lower the center of gravity and make this type of drilling unit exceptionally stable in the open sea. Semisubmersible drilling units are generally categorized in terms of the water depth in which they are capable of operating, from the mid-water range of 300 feet to 4,000 feet, the deepwater range of 4,000 feet to 7,500 feet, to the ultra-deepwater range of 7,500 feet to 12,000 feet as well as by their generation, or date of construction. This type of drilling unit typically exhibits excellent stability characteristics, providing a stable platform for drilling in even rough seas. Semisubmersible drilling units hold their position over the drilling location using either an anchored mooring system or a DPS and may be self-propelled. Noble’s fleet consists of four moored ultra-deepwater semisubmersible drilling units.
Jackups. Jackup drilling units are designed to provide drilling solutions in depths ranging from less than 100 feet to as deep as 500 feet of water with drilling hookloads up to 2,500,000 pounds. Jackup rigs can be used in open water exploration locations, as well as over fixed, bottom-supported platforms. A jackup drilling unit is a towed mobile vessel consisting of a floating hull equipped with three or four legs, which are lowered to the seabed at the drilling location. The hull is then elevated out of the water by the jacking system using the legs to support the weight of the hull and drilling equipment against the seabed. Once the hull is elevated to the desired level, or jacked up, the drilling package can be extended out over an existing production platform or the open water location and drilling can commence. Noble’s fleet of 13 jackups consists of high-specification units capable of drilling in up to 500 feet of water.

The following table presents certain information concerning our offshore fleet at February 26, 2023. We own and operate all of the units included in the table.

Name	Make	Year Built (1)	Water Depth Rating (feet) (2)	Drilling Depth Capacity (feet)	Location	Status (3)
Floaters—19
Drillships—15
Noble Bob Douglas	GustoMSC P10000	2013	12,000	40,000	Guyana	Active
Noble Don Taylor	GustoMSC P10000	2013	12,000	40,000	Guyana	Active
Noble Faye Kozack	Samsung 120000 Double Hull	2013	12,000	40,000	US Gulf of Mexico	Active
Noble Gerry de Souza	Samsung 120000 Double Hull	2011	12,000	40,000	Nigeria	Active
Noble Globetrotter I	Globetrotter Class	2011	10,000	30,000	Mexico	Active
Noble Globetrotter II	Globetrotter Class	2013	10,000	30,000	US Gulf of Mexico	Active
Noble Sam Croft	GustoMSC P10000	2014	12,000	40,000	Guyana	Active
Noble Stanley Lafosse	Samsung 120000 Double Hull	2014	12,000	40,000	US Gulf of Mexico	Active
Noble Tom Madden	GustoMSC P10000	2014	12,000	40,000	Guyana	Active
Pacific Meltem	Samsung 120000 Double Hull	2014	12,000	40,000	Las Palmas	Stacked
Pacific Scirocco	Samsung 120000 Double Hull	2011	12,000	40,000	Las Palmas	Stacked
Noble Valiant	Samsung 96000	2014	12,000	40,000	Suriname	Active
Noble Venturer	Samsung 96000	2014	12,000	40,000	Ghana	Active
Noble Viking	Samsung 96000	2014	12,000	40,000	Malaysia	Active
Noble Voyager (6)	Samsung 96000	2015	12,000	40,000	Mexico	Active
Semisubmersibles—4
Noble Deliverer	DSS21-DPS2	2010	10,000	40,000	Australia	Active
Noble Developer	DSS21-DPS2	2009	10,000	40,000	Brazil	Active
Noble Discoverer (6)	DSS21-DPS2	2009	10,000	40,000	Guyana	Active
Noble Explorer (6)	DSS20-CAM-M	2003	3,281	30,000	Azerbaijan	Stacked
Independent Leg Cantilevered Jackups—13
Noble Highlander (4)	F&G JU-2000E	2016	400	30,000	Denmark	Available
Noble Innovator (5)	MCS CJ70-150MC	2003	492	30,000	UK	Active
Noble Integrator (5)	MCS CJ70-X150 MD	2015	492	40,000	Norway	Active
Noble Interceptor (5)	MCS CJ70-X150 MD	2014	492	40,000	Denmark	Active
Noble Intrepid (5) (6)	MCS CJ70-X150 MD	2014	492	40,000	UK	Available
Noble Invincible (5)	MCS CJ70-X150 MD	2016	492	40,000	Norway	Active
Noble Mick O’Brien (4)	F&G JU-3000N	2013	400	35,000	Qatar	Active
Noble Reacher (4) (6)	MCS CJ50-X100 MC	2009	350	30,000	Denmark	Active
Noble Regina Allen (4)	F&G JU-3000N	2013	400	30,000	Trinidad & Tobago	Shipyard
Noble Resilient (4)	MCS CJ50-X100 MC	2008	350	30,000	UK	Active
Noble Resolute (4)	MCS CJ50-X100 MC	2008	350	30,000	Netherlands	Active
Noble Resolve (4)	MCS CJ50-X100 MC	2009	350	30,000	Denmark	Active
Noble Tom Prosser (4)	F&G JU-3000N	2014	400	30,000	Australia	Available
(1)    All of our current rigs were delivered to the Company new from the shipyard.
(2)    Rated water depth for drillships and semisubmersibles reflects the maximum water depth for which a floating rig has been designed for drilling operations.

(3)    Rigs listed as “active” are operating, preparing to operate or under contract; rigs listed as “available” are actively seeking contracts and may include those that are idle or warm stacked; rigs listed as “shipyard” are in a shipyard or preparing to enter a shipyard for construction, repair, refurbishment or upgrade; rigs listed as “stacked” are idle without a contract and have reduced or no crew and are not actively marketed in present market conditions.
(4)    Harsh environment capability.
(5)    Ultra harsh environment capability.
(6)    Rig name reflects the newly assigned name planned for the legacy Maersk Drilling rig; the official vessel renaming process is ongoing.
Market
The offshore contract drilling industry is a highly competitive and cyclical business. Demand for offshore drilling services is driven by the offshore exploration and development programs of oil and gas operators, which in turn are influenced by many factors. Those factors include, but are not limited to, the price and price stability of oil and gas, the relative cost and carbon footprint of offshore resources within each operator’s broader energy portfolio, global macroeconomic conditions, world energy demand, the operator’s strategy toward renewable energy sources, environmental considerations and governmental policies.
In the provision of offshore contract drilling services, success in securing contracts is primarily governed by price, a rig’s availability, drilling capabilities and technical specifications and the drilling contractor’s safety performance record. Other factors include experience of the workforce, process efficiency, condition of equipment, operating integrity, reputation, industry standing and client relations.
We maintain a global operational presence and compete in many of the major offshore oil and gas basins worldwide with a primary focus on the ultra-deepwater market and the harsh, and ultra-harsh environment jackup markets. All our drilling rigs are mobile, and we may reposition our drilling rigs among regions for a variety of reasons, including in response to customer requirements. We compete in both the jackup and floating rig markets, each of which may have different supply and demand dynamics at a given period in time or in different regions.
The Business Combination with Maersk Drilling created one of the youngest and highest specification fleets of global scale in the industry, with diversification across asset classes, geographic regions and customers. The combined company has a track record of industry-leading utilization; coupled with an unwavering commitment to best-in-class safety performance and customer satisfaction. We strive to be a leader in industry innovation and first-mover in sustainability.
Over the last decade, the offshore drilling industry has experienced significant volatility and change, which has meaningfully impacted both the supply of, and demand for, offshore rigs. After several years of a significantly oversupplied rig market, industry conditions had started to gradually improve in 2019, which was evidenced by increasing utilization and improving dayrates. However, in the first half of 2020, this gradual recovery was abruptly halted as oil prices experienced concurrent supply and demand shocks. The supply shock was driven by production disagreements among OPEC+ members that resulted in a sudden and a significant oversupply of oil, and the demand shock by the onset of the global COVID-19 pandemic that resulted in a meaningful reduction in global economic activity and produced significant uncertainty among our customers. This had a negative impact on both utilization and dayrates for the offshore drilling industry and led to further financial challenges for many drilling and other service companies. However, by early 2021, oil prices returned to pre-pandemic levels and continued to rise throughout 2021.
During 2022, oil prices generally remained at levels that were supportive of offshore exploration and development activity. While the ongoing Russia-Ukraine conflict and related sanctions, inflationary pressures and the subsequent government and central bank efforts to curb inflation, recession concerns, and supply chain disruptions did create some uncertainty relating to future global energy demand, global rig demand increased in 2022.
This rise was the result of the combination of growing confidence in commodity prices remaining at or above current levels, heightened focus on energy security, recent multi-year underinvestment in the development and exploration of hydrocarbons, and relative attractiveness of offshore plays with respect to both cost and a carbon emissions perspective resulted in an overall increase in global rig demand in 2022. This had a positive impact on both utilization and day rates for certain of our rig classes.
The global rig supply has come down from historic highs as Noble and other offshore drilling contractors have retired less capable and idle assets. Concurrently, the incoming supply of newbuild offshore drilling rigs has diminished materially, with several newbuild rigs stranded in shipyards. However, we expect many of these stranded newbuild rigs may make their way into the global market over the next few years.
Although the market outlook in our business varies by geographical region and water depth, we remain encouraged by the recovery in the ultra-deepwater floater market, with overall demand having increased from 2020 lows. Our customers continue to focus on the highest specification floaters, which represents the majority of our floater fleet. We have also experienced an overall increase in the global jack-up market, with the Middle East being the largest component of this increase.
As of the date of this report, the majority of our jack-up fleet is positioned in the North Sea. While we are starting to see some increased tender activity in the UK North Sea, overall activity levels remain subdued compared to historical levels. It is currently a similar story in the Norway ultra-harsh environment jackup market where current activity also remains below historical levels, despite the market being attractive to operators given it is characterized by low-cost and low-emission barrels.
The energy transition from hydrocarbons to renewables poses a challenge to the oil and gas sector and our market. Energy rebalancing trends have accelerated in recent years as evidenced by promulgated or proposed government policies and commitments by many of our customers to further invest in sustainable energy sources. Our industry could be further challenged as our customers rebalance their capital investments more towards alternative energy sources. However, at the same time, there continues to be a global dependence on the combustion of hydrocarbons to provide reliable and affordable energy. Low-cost and low-emission barrels are still necessary to meet energy needs, both current and future. Global energy demand is predicted to increase over the coming decades, and we expect that offshore oil and gas will continue to play an important and sustainable role in meeting this demand.
We expect inflationary pressures and supply chain disruptions to persist, and potentially accelerate, which has led or may lead to increased costs of services.
Significant Customers
During the three years ended December 31, 2022, we principally conducted our contract drilling operations in Canada, Far East Asia, the Middle East, the North Sea, Oceania, the Black Sea, Africa, South America and the US Gulf of Mexico. The following table sets forth revenues from our customers as a percentage of our consolidated operating revenues:

	Successor		Predecessor
		Period From	Period From
		February 6, 2021	January 1, 2021
		through	through	Year Ended
	December 31, 2022	December 31, 2021	February 5, 2021	December 31, 2020
Royal Dutch Shell plc (“Shell”)	12.0%	13.3%	30.0%	21.7%
Exxon Mobil Corporation (“ExxonMobil”)	32.3%	39.1%	29.8%	26.6%
Equinor ASA (“Equinor”)	6.4%	3.1%	5.2%	14.3%
Saudi Arabian Oil Company (“Saudi Aramco”)	—%	9.8%	13.9%	13.8%
No other customer accounted for more than 10 percent of our consolidated operating revenues in 2022, 2021 or 2020.
Human Capital
In connection with the completion of the Business Combination with Maersk Drilling in October 2022, we increased the size of our combined workforce. As such, at December 31, 2022, we had approximately 3,800 employees, excluding approximately 2,000 persons we engaged through labor contractors or agencies. Approximately 80 percent of our workforce is located offshore. Certain of our employees and contractors in international markets, such as Norway and Denmark, are represented by labor unions and work under collective bargaining or similar agreements, which are subject to periodic renegotiation, and we consider our employee relations to be satisfactory.
For additional information, please read Part I, Item 1A, “Risk Factors—Risk Related to Our Business and Operations—Unionization efforts, labor interruptions and labor regulations could have a material adverse effect on our operations.”
Our compliance program is focused on ensuring adherence with high ethical standards and applicable laws and setting the tone for an ethical business practices and work environment throughout the Company. Noble’s commitment to a strong compliance culture is fundamental to who we are as a leading offshore drilling contractor. We are also committed to uphold our Core Value of respecting the dignity and worth of all employees and are committed to advancing a more diverse and inclusive workplace. The Noble Code, Noble’s code of business conduct and ethics (the “Code of Conduct”), exemplifies the foundation of our commitments to our Core Values of safety, environmental stewardship, honesty and integrity, respect and performance. The Code of Conduct also includes our responsibility and commitment to follow all applicable laws as well as our own internal policies, and extends requirements to any supplier or third party who works with Noble to comply with similar fundamental principles.
Operating our business in a socially responsible way is integral to our identity. Internally, our employee-focused programs, such as training and continuing education, our promotion and advancement program, diversity, equity, and inclusion, recruitment initiatives, and retirement and benefits, are key to our commitment to the personal and professional growth of our workforce. Externally, our dedication is evidenced by our affiliations and how we contribute to and invest in the communities where we operate.
Recruitment and Promotions. We value a healthy culture of ingenuity and adaptability where everyone has an equal opportunity to thrive. We recognize that an inclusive and diverse workforce is key to the advancement and retention of the best qualified people leading to strong innovation and our continued success. We are committed to a policy of recruitment and promotion based upon job qualifications, performance and merit without discrimination.
Safety and Environmental Stewardship. Noble is committed to operating with excellent health, safety and environmental (“HSE”) performance as part of our business strategy in order to add further value for employees, customers and shareholders. Safety and environmental stewardship are cornerstones of who we are, what we stand for and what we do every day to deliver a high-quality operation. All personnel, regardless of job or position onboard our vessels or at any Noble facility, has the authorization and obligation to immediately stop any unsafe act, practice or job that poses an unaddressed or unreasonable risk or danger to people or the environment. Noble’s pursuit of exceptional HSE performance begins with our strong corporate culture and by starting SAFE every day: one tour, one task and one person at a time. SAFE is an acronym for the phrase: follow Standards, be Accountable, stay Focused, achieve Excellence. Daily, the crew onboard each rig work together to achieve specific safety and environmental objectives and if all objectives are met, then the day is counted as a SAFE Day. Under our SAFE Day program, in 2022, our rigs achieved the SAFE objectives 98.4% of available days, which is a slight decrease over 2021 performance. As of December 31, 2022, this metric was only available to vessels owned by Noble prior to the Business Combination with Maersk Drilling, and is being phased in across the vessels acquired as part of the Business Combination. When integration activities are complete, all current Noble vessels will be utilizing this program.
Training and Continuing Education. We place considerable value on the training and development of our employees and maintain a practice of keeping them informed on matters affecting them, as well as on the performance of the Company. Accordingly, we conduct formal and informal meetings with employees, regular executive-led podcasts, issue periodic publications of Company activities and other matters of interest to the Company’s OneNoble app and offer a variety of training, including in-house through NobleAdvances, our state-of-the-art training facility in Sugar Land, Texas. NobleAdvances and our experienced team of instructors have provided introductory level training, intermediate and advanced well-specific scenario training for Noble employees, industry professionals and third party industry service providers.
NobleAdvances allows us to deliver Noble-specific training that includes our policies, procedures and culture. Incorporating this into our well control and cyber training has proven to be important to training. The commitment to keep the center running and provide world-class training throughout the downturn has shown our clients that our commitment to safety and excellence is the Noble way. During the COVID-19 pandemic, we developed and incorporated virtual and worksite training courses into our existing infrastructure, some of which are facilitated through our rig-based leadership and are accredited through the International Association of Drilling Contractors.
Governmental Regulations and Environmental Matters
Our environmental commitment is to protect our world and its resources in a manner consistent with our Mission and Core Values. With our experience and procedural discipline, we are able to operate with excellence, and deliver efficient and reliable services for the benefit of our customers as well as our community, which includes everyone from our investors, to our workers and the communities where we live and operate.
Political developments and numerous governmental regulations, which may relate directly or indirectly to the contract drilling industry, may affect different aspects of our operations. Our contract drilling operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to the equipping, supplying and operation of drilling units; environmental protection and related recordkeeping; health and safety of personnel, maintaining an effective safety management systems; the reduction of air emission gasses that are attributed to the destabilization of greenhouse gas concentrations in the atmosphere (commonly referred to as greenhouse gases); economic sanctions; currency conversions and repatriation; oil and gas exploration and development; taxation of capital equipment, taxation of offshore earnings and earnings of expatriate personnel; employee benefits and use of local employees, content and suppliers by foreign contractors. A number of countries actively regulate and control the ownership of concessions and companies holding concessions, the exportation of oil and gas and other aspects of the oil and gas industries in their countries. In addition, government actions, including initiatives by OPEC and OPEC+, may continue to contribute to oil price volatility. In some areas of the world, this government activity has adversely affected the amount of exploration and development work done by oil and gas companies and influenced their need for offshore drilling services, and likely will continue to do so.
The regulations applicable to our operations include provisions that regulate the discharge or release of materials into the environment or require remediation of contamination under certain circumstances. Many of the countries in whose waters we operate from time to time regulate the discharge of oil and other potential contaminants in connection with drilling and marine operations. Failure to comply with these laws and regulations, or failure to obtain or comply with permits, may result in the assessment of administrative, civil and criminal penalties, imposition of remedial requirements, or the imposition of injunctions to force future compliance. Although these requirements impact the oil and gas and offshore energy services industries, generally, they do not appear to affect us in any material respect that is different, or to any materially greater or lesser extent, than other companies in the offshore energy services industry. However, our business and prospects could be adversely affected by regulatory activity that prohibits or restricts our customers’ exploration and production activities, resulting in reduced demand for our services or imposing environmental protection requirements that result in increased costs to us, our customers or the oil and natural gas industry in general.
The following is a summary of some of the existing laws and regulations that apply in the United States, the United Kingdom, and Europe, which serves as an example of the various laws and regulations to which we are subject. While laws vary widely in each jurisdiction, each of the laws and regulations summarized below addresses regulatory issues similar to those in most of the other jurisdictions in which we operate.
Offshore Regulation and Safety. The United States Congress, the US Department of Interior, through the Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”), the US Department of Homeland Security, through the United States Coast Guard (“USCG”), and the US Environmental Protection Agency (“EPA”) undertook an aggressive overhaul of the offshore oil and natural gas related regulatory processes in response to the Macondo well blowout incident in April 2010, which has significantly impacted oil and gas development and operational requirements in the US Gulf of Mexico. Such actions by the US government have, on occasion, served as a leading indicator for similar regulatory developments or requirements by other countries where, from time to time, new rules, regulations and requirements in the United States and in other countries have been proposed and implemented that materially limit or prohibit, and increase the cost of, offshore drilling and related operations. Other similar regulations impact certain operational requirements on rigs and govern liability for vessel or cargo loss, or damage to life, property, or the marine environment. See Part I, Item 1A, “Risk Factors —Regulatory and Legal Risks—Changes in, compliance with, or our failure to comply with the certain laws and regulations may negatively impact our operations and could have a material adverse effect on our results of operations” and “Risk Factors—Regulatory and Legal Risks—Governmental laws and regulations may add to our costs, result in delays, or limit our drilling activity” for additional information.
Spills and Releases. The US Oil Pollution Act of 1990 (“OPA”), the Comprehensive Environmental Response, Compensation, and Liability Act in the United States (“CERCLA”), and similar regulations, including but not limited to the International Convention for the Prevention of Pollution from Ships (“MARPOL”), adopted by the International Maritime Organization (“IMO”), as enforced in the United States through the domestic implementing laws, such as the Act to Prevent Pollution from Ships, impose certain operational requirements on offshore rigs operating in the United States and govern liability for leaks, spills and blowouts involving pollutants. OPA imposes strict, joint and several liabilities on “responsible parties” for damages, including natural resource damages, resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. A “responsible party” includes the owner or operator of an offshore facility and the lessee or permit holder of the area in which an offshore facility is located. CERCLA and similar state and foreign laws and regulations, impose joint and several liabilities, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. In the course of our ordinary operations, we may generate waste that may fall within the scope of CERCLA's definition of a “hazardous substance.” However, we have to-date not received any notification that we are, or may be, potentially responsible for cleanup costs under CERCLA.

Regulations under OPA require owners and operators of rigs in United States waters to maintain certain levels of financial responsibility. The failure to comply with OPA’s requirements may subject a responsible party to civil, criminal, or administrative enforcement actions. We are not aware of any action or event that would subject us to liability under OPA, and we believe that compliance with OPA’s financial assurance and other operating requirements will not have a material impact on our operations or financial condition.
Waste Handling. The US Resource Conservation and Recovery Act (“RCRA”), and similar state, local and foreign laws and regulations govern the management of wastes, including the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either a “generator” or “transporter” of hazardous waste or an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility. RCRA and many state counterparts specifically exclude from the definition of hazardous waste drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil and natural gas. As a result, our operations generate minimal quantities of RCRA hazardous wastes. We do not believe the current costs of managing our wastes, as they are presently classified, to be significant. However, any repeal or modification of this or similar exemption in similar state statutes, would increase the volume of hazardous waste we are required to manage and dispose of, and would cause us, as well as our competitors, to incur increased operating expenses with respect to our US operations.
Water Discharges. The US Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” and similar state laws and regulations impose restrictions and controls on the discharge of pollutants into federal and state waters. These laws also regulate the discharge of cooling water in process areas. Pursuant to these laws and regulations, we are required to obtain and maintain approvals or permits, or report information related to the discharge of wastewater and cooling water. In addition, the International Convention for the Control and Management of Ships' Ballast Water and Sediments requires ships to manage their ballast water to remove, render harmless, or avoid the uptake or discharge of aquatic organisms and pathogens within ballast water and sediments. The US Nonindigenous Aquatic Nuisance Prevention and Control Act of 1990 and the US National Invasive Species Act (NISA 1996) have served as the foundation for requirements for ballast water management as well as supplemental ballast water requirements, which includes limits and, in some cases, water treatment requirements applicable to specific discharge streams, such as deck runoff, bilge water and gray water. Further, in 2018 the US Vessel Incidental Discharge Act was signed into law, which was intended to restructure how the EPA and USCG would regulate incidental discharges, primarily from commercial vessels, into waters of the United States and the contiguous zone by adding a new subsection (p) to Section 312 of the Clean Water Act. In 2020, the EPA published a proposed rule that would establish discharge standards for a range of vessels, including mobile offshore drilling units. With limited exceptions, proposed standards are anticipated to be at least as stringent as National Pollutant Discharge Elimination System (“NPDES”) Vessel General Permit (“VGP”) requirements established under the Clean Water Act. The regulations anticipated from the USCG may also include requirements governing the design, construction, testing, approval, installation, and use of devices to achieve EPA standards of performance. In the interim, the NPDES and VGP requirements remain in place and we do not anticipate that compliance with these new laws and regulations will cause a material impact on our operations or financial condition.
Air Emissions. The US Clean Air Act and the Outer Continental Shelf Lands Act authorizes the Department of the Interior (DOI) to regulate US Outer Continental Shelf (“OCS”) activities authorized by the Bureau of Ocean Energy Management, and the EPA has air quality jurisdiction over all other parts of the US OCS. In addition, associated state laws and regulations restrict certain air emissions from many sources, including oil and natural gas operations. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Clean Air Act and associated state laws and regulations. In general, we believe that compliance with the Clean Air Act and corresponding regulations, and similar state laws and regulations will not have a material impact on our operations or financial condition.
Climate Change. Climate change is an environmental, social and economic challenge facing everyone today. We are committed to continuous improvement and a sustainable energy future, supported by our efforts to protect the environment throughout our operations and safely provide reliable and efficient services to allow access to resources essential for human and economic prosperity. There is ongoing attention concerning the global climate and the effect of greenhouse gas (“GHG”) emissions. Various regulators have proposed or adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among other things, certain offshore activities relating to oil and gas production.
Moreover, in 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which operationalized the United Nations Framework Convention on Climate Change set binding emission reduction targets against 1990 levels for 37 countries (including the US and UK) and the European Union. In 2015, the United Nations (“U.N.”) Climate Change Conference in Paris resulted in an agreement (“Paris Agreement”) to which the US returned as a party in February 2021. The Paris Agreement required countries to review and “represent a progression” in their nationally determined contributions every five years beginning in 2020. The various international conventions and agreements are expected to result in additional laws and regulations or changes to existing laws and regulations, including energy conservation incentives, in the US, UK, Denmark, and other countries where we have a presence and could have a material adverse effect on our business and the business of our customers. For additional information, see Part I, Item1A, “Risk Factors—Regulatory and Legal Risks— Governmental laws and regulations may add to our costs, result in delays, or limit our drilling activity”.
The United Kingdom (“UK”) and countries in the European Union (“EU”) implemented an Emissions Trading Systems (“ETS”), and in July 2022, the Council of the EU adopted a proposal to revise the EU ETS Directive to include maritime transport activities; however, while negotiations are ongoing so the final text with the inclusion of shipping in the EU ETS has not yet been adopted and is subject to change, the expected results could have a material adverse effect on our business and the business of our customers.
The cost of compliance with the UK ETS and the EU ETS can be expected to increase over time. UK and additional EU member state climate change legislation may result in potentially material capital expenditures.
Combustion of ultra-low sulfur fuel oil aboard all of our vessels worldwide (Scope 1) is the Company’s primary source of GHG emissions, which includes carbon dioxide, methane and nitrous oxide. Based upon the emissions calculation factor provided by the Environmental and Emissions Monitoring System (“EEMS”), for our vessels worldwide we estimate our carbon dioxide equivalent (“CO2e”) gas emissions for the year ended December 31, 2022 to be 597,706 tons and our operational intensity measure of tons of CO2e gas emissions per contract day for the year ended December 31, 2022 to be 94 tons per contract day.
In 2020, the scope of reporting of energy, GHG and other emissions changed from a financial scope to an operational scope.
Our Scope 1 CO2e gas emissions reporting has been prepared with reference to the UK Companies Act 2006 Regulations 2013, the Environmental Reporting Guidelines (June 2013) issued by the Department for Environment Food & Rural Affairs, the World Resources Institute and World Business Council for Sustainable Development GHG Protocol Corporate Accounting and Reporting Standard Revised and the International Organization for Standardization (“ISO”) 14064-1, “Specification with guidance at the organizational level for quantification and reporting of greenhouse gas emissions and removals (2018).”
Worker Safety. The US Occupational Safety and Health Act (“OSHA”) and other similar laws and regulations govern the protection of the health and safety of employees. The OSHA hazard communication standard, EPA community right-to-know regulations under Title III of CERCLA and similar state statutes require that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local governments and citizens. EU member states have also adopted regulations pursuant to EU Directive 2013/30/EU, on the safety of offshore oil and gas operations within the exclusive economic zone (which can extend up to 200 nautical miles from a coast) or the continental shelf. We believe that we are in substantial compliance with OSHA requirements and EU directive 2013/30/EU (as well as the extensive current health and safety regimes implemented in the member states in which we operate), but future developments could require the Company to incur significant costs to comply with the directive's implementation.
International Regulatory Regime. The IMO provides international regulations governing shipping and international maritime trade. IMO regulations have been widely adopted by U.N. member countries, and in some jurisdictions in which we operate, these regulations have been expanded upon. The requirements contained in the International Management Code for the Safe Operation of Ships and for Pollution Prevention, or ISM Code, promulgated by the IMO, govern much of our drilling operations. Among other requirements, the ISM Code requires the party with operational control of a vessel to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies.
The IMO has also adopted and revised MARPOL, including Annex VI to MARPOL, which limits the main air pollutants contained in exhaust gas from ships, including sulfur oxides (“SOx”) and nitrous oxides (“NOx”), prohibits deliberate emissions of ozone depleting substances, regulates shipboard incineration and the emissions of volatile organic compounds from tankers, sets a progressive reduction globally in emissions of SOx, NOx and particulate matter, introduces emission control areas to reduce emissions of those air pollutants further in designated sea areas, and effective from January 1, 2020, reduces the global sulfur limit in fuel oil from the current 3.50% to 0.50% m/m (mass by mass) sulfur content. Prior to January 1, 2020, our rigs were operating and continue to operate with low sulfur fuel oil at or below the global limits of 0.50%. The IMO has also targeted greenhouse gas emissions in recent amendments to Annex VI. For example, as of January 1, 2023, Annex VI requires all ships to calculate an Energy Efficiency Existing Ship Index and establish an annual operational carbon intensity indicator (“CII”) and CII rating. Ships with low ratings over certain timeframes will be required to submit corrective action plans and improve their performance. The IMO is expected to continue implementing initiatives to reduce greenhouse gas emissions, which could add to our costs or have an adverse impact on our operations.
The IMO has also negotiated international conventions that impose liability for oil pollution in international waters and the territorial waters of the signatory to such conventions such as the Ballast Water Management Convention, (the “BWM Convention”) and the International Convention for Civil Liability for Bunker Oil Pollution Damage of 2001 (the “Bunker Convention”). The BWM Convention's implementing regulations call for a phased introduction of mandatory ballast of water exchange requirements, to be replaced in time with a requirement for mandatory ballast water treatment. The Bunker Convention provides a liability, compensation and compulsory insurance system for the victims of oil pollution damage caused by spills of bunker oil. We believe that all of our drilling rigs are currently compliant in all material respects with these regulations. However, the IMO continues to review and introduce new regulations. It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulation may have on our operations.
Insurance and Indemnification Matters
Our operations are subject to many hazards inherent in the drilling business, including blowouts, fires, collisions, groundings, punch-throughs, and damage or loss from adverse weather and sea conditions. These hazards could cause personal injury or loss of life, loss of revenues, pollution and other environmental damage, damage to or destruction of property and equipment and oil and natural gas producing formations, and could result in claims by employees, customers or third parties and fines and penalties.
Our drilling contracts provide for varying levels of indemnification from our customers and in most cases also require us to indemnify our customers for certain losses. Under our drilling contracts, liability with respect to personnel and property is typically assigned on a “knock-for-knock” basis, which means that we and our customers assume liability for our respective personnel and property, generally irrespective of the fault or negligence of the party indemnified. In addition, our customers may indemnify us in certain instances for damage to our down-hole equipment and, in some cases, our subsea equipment. Also, we generally obtain a mutual waiver of consequential losses in our drilling contracts.
Our customers typically assume responsibility for and indemnify us from loss or liability resulting from pollution or contamination, including third-party damages and clean-up and removal, arising from operations under the contract and originating below the surface of the water. We are generally responsible for pollution originating above the surface of the water and emanating from our drilling units. Additionally, our customers typically indemnify us for liabilities incurred as a result of a blow-out or cratering of the well and underground reservoir loss or damage. In the current market, we are under increasing pressure to accept exceptions to the above-described allocations of risk and, as a result, take on more risk. In such cases where we agree, we generally limit the exposure with a monetary cap and other restrictions.
In addition to the contractual indemnities described above, we also carry Protection and Indemnity (“P&I”) and liability insurance, which comprises a comprehensive general liability insurance program covering liability resulting from offshore operations. Our liability insurance includes coverage for liability resulting from personal injury or death of third parties and our offshore employees, third-party property damage, pollution, spill clean-up and containment and removal of wrecks or debris. We also carry hull and machinery insurance that protects us against physical loss or damage to our drilling rigs.
As of the closing of the Business Combination between Noble and Maersk Drilling on October 3, 2022, each company retained, except for certain corporate insurance policies, their respective legacy insurance programs with legacy Noble insurance covering legacy Noble assets and liabilities and legacy Maersk Drilling insurance covering legacy Maersk Drilling assets and liabilities. Noble is in the process of combining the two legacy programs into a single comprehensive, company wide insurance program.
The Noble legacy liability and hull and machinery insurance programs are renewed in April of each year, with the P&I program currently carrying a limit of $50.0 million per occurrence of which Noble retains the first $5.0 million per occurrence, plus excess liability coverage of $700.0 million in the aggregate. Our hull and machinery insurance is subject to a deductible that is currently $5.0 million, except with respect to loss or damage from named windstorms in the Gulf of Mexico, in which event the current deductible is $10.0 million.
The legacy Maersk Drilling P&I and hull and machinery program is renewed in April and June respectively. The P&I program currently carries a limit of $200 million per occurrence ($500 million in the US Gulf of Mexico) of which the legacy Maersk Drilling group retains de minimis levels per occurrence outside the US Gulf of Mexico and a $0.5 million retention inside the US Gulf of Mexico. This program also includes excess liability coverage, which provides a total of $900 million in the aggregate. The legacy Maersk Drilling hull and machinery insurance is subject to a deductible of $7.5 million.
Our insurance policies and contractual rights to indemnity may not adequately cover our losses and liabilities in all cases. For additional information, please read Part I, Item 1A, “Risk Factors—Risks Related to Our Business and Operations—We may have difficulty obtaining or maintaining insurance in the future and our insurance coverage and contractual indemnity rights may not protect us against all the risks and hazards we face.”
The above description of our insurance program and the indemnification provisions of our drilling contracts is only a summary as of the time of preparation of this report and is general in nature. Our insurance program and the terms of our drilling contracts may change in the future. In addition, the indemnification provisions of our drilling contracts may be subject to differing interpretations, and enforcement of those provisions may be limited by public policy and other considerations.
Available Information
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
Our website address is https://www.noblecorp.com. Investors should also note that we announce material financial information in SEC filings, press releases and public conference calls. Based on guidance from the SEC, we may use the investor relations section of our website to communicate with our investors. It is possible that the financial and other information posted there could be deemed to be material information. Except to the extent explicitly stated herein, documents and information contained on or linked to or from our website are not part of, and are not incorporated by reference into, this report.
Item 1A. Risk Factors.
You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K. Each of these risk factors could affect our business, operating results and financial condition, as well as affect an investment in our shares.
Risks Related to Our Business and Operations
Our business depends on the level of activity in the oil and gas industry. Adverse developments affecting the industry, including a decline in the price of oil or gas, reduced demand for oil and gas products and increased regulation of drilling and production, have in the past had and may in the future have a material adverse effect on our business, financial condition and results of operations.
Demand for drilling services depends on a variety of economic and political factors and the level of activity in offshore oil and gas exploration and development and production markets worldwide. The price of oil and gas, and market expectations of potential changes in the price, significantly affect this level of activity, as well as dayrates that we can charge customers for our services. Crude oil prices started to steeply decline in late 2014 and dropped to as low as approximately $19.33 per barrel of Brent Crude in April 2020. Recently, oil prices have partially recovered but have been volatile.
However, higher prices do not necessarily translate into increased drilling activity because our clients take into account a number of considerations when they decide to invest in offshore oil and gas resources, including expectations regarding future commodity prices and demand for hydrocarbons. The price of oil and gas and the level of activity in offshore oil and gas exploration and development are extremely volatile and are affected by numerous factors beyond our control, including:
•worldwide production, current demand, and our customer’s views of future demand for oil and gas, which are impacted by changes in the rate of economic growth in the global economy;

•the cost of exploring for, developing, producing and delivering oil and gas;
•the ability of OPEC and OPEC+ to set and maintain production levels and pricing;
•expectations regarding future energy prices;
•increased supply of oil and gas resulting from onshore hydraulic fracturing activity and shale development;
•the relative cost of offshore oil and gas exploration versus onshore oil and gas production;
•potential acceleration in the development, and the price and availability, of alternative fuels or energy sources;
•allocation of capital to E&P operations within customers’ broader portfolios;
•the level of production in non-OPEC+ countries;
•inventory levels, and the cost and availability of storage and transportation of oil, gas and their related products;
•worldwide financial instability or recessions;
•regulatory restrictions or any moratorium on offshore drilling;
•the discovery rate of new oil and gas reserves either onshore or offshore;
•the rate of decline of existing and new oil and gas reserves;
•available pipeline and other oil and gas transportation capacity;
•oil refining capacity;
•the ability of oil and gas companies to raise capital;
•limitations on liquidity and available credit;
•advances in exploration, development and production technology either onshore or offshore;
•technical advances affecting energy consumption, including the displacement of hydrocarbons through increasing transportation fuel efficiencies;
•merger, acquisition and divestiture activity among oil and gas producers;
•the availability of, and access to, suitable locations from which our customers can produce hydrocarbons;
•adverse weather conditions, including hurricanes, typhoons, cyclones, winter storms and rough seas;
•the occurrence or threat of epidemic or pandemic diseases, such as COVID-19, or any governmental response to such occurrence or threat;
•tax laws, regulations and policies;
•laws, regulations and other initiatives related to environmental matters, including those involving alternative energy sources, the phase-out of fossil fuel vehicles, and the risks of global climate change;
•the political environment of oil-producing regions, including uncertainty or instability resulting from civil disorder, an outbreak or escalation of armed hostilities or acts of war or terrorism, such as the conflict between Russia and Ukraine; and
•the laws, regulations and policies of governments regarding exploration and development of their oil and gas reserves or speculation regarding future laws or regulations.
Adverse developments affecting the industry as a result of one or more of these factors, including a decline in the price of oil and gas from their current levels or the failure of the price of oil and gas to remain consistently at a level that encourages our clients to expand their capital spending, the inability of our customers to access capital on economically advantageous terms, including as a result of the increasing focus on climate change by investors, a global recession, reduced demand for oil and gas products, or a perception that the demand for hydrocarbons will significantly decrease, increased supply due to the development of new onshore drilling and production technologies, and increased regulation of drilling and production, particularly if several developments were to occur in a short period of time, would have a material adverse effect on our business, financial condition and results of operations. However, increases in near-term commodity prices do not necessarily translate into increased offshore drilling activity because customers’ expectations of longer-term future commodity prices and expectations regarding future demand for hydrocarbons typically have a greater impact on demand for our rigs. The level of oil and gas prices has had, and may in the future have, a material adverse effect on demand for our services, and we expect that future declines in prices would have a material adverse effect on our business, results of operations and financial condition.
The offshore contract drilling industry is a highly competitive and cyclical business with intense price competition. If we are unable to compete successfully, our profitability may be materially reduced.
The offshore contract drilling industry is a highly competitive and cyclical business characterized by high capital and operating costs and evolving capability of newer rigs. Drilling contracts are traditionally awarded on a competitive bid basis. Price competition, rig availability, location, suitability and technical specifications are the primary factors in determining which rig is qualified for a job, and additional factors are considered when determining which contractor is awarded a job. Such additional factors include experience of the workforce, operating efficiency, safety performance record, condition of equipment, operating integrity, reputation, industry standing and client relations. Our future success and profitability will partly depend upon our ability to keep pace with our customers’ demands with respect to these factors. In the past several years, the pace of consolidation in our industry has increased, and may continue to increase, leading to the creation of a number of larger and financially stronger competitors. If we are unable, or our customers believe that we are unable, to compete with the scale and financial strength of certain of our competitors, it could harm our ability to maintain existing drilling contracts and secure new ones. Moreover, certain of our competitors have engaged, or may in the future engage, in bankruptcy proceedings, debt refinancing transactions, management changes or other strategic initiatives in an attempt to reduce operating costs to maintain their competitive position in the market, which could result in stronger or healthier balance sheets and, in turn, an improved ability to compete with us. Further, if current competitors or new market entrants implement new or differentiated technical capabilities, services or standards, which may be more attractive to our customers or price their product offerings more competitively, it could have a material adverse effect on our business, financial condition and results of operations.
Our industry is also cyclical. The offshore contract drilling industry has recently been, and currently is, in a period characterized by excess rig supply. Periods of low demand or excess rig supply intensify the competition in the industry and have resulted in, and may continue to result in, many of our rigs earning substantially lower dayrates or being idle for long periods of time. Although the industry is experiencing a rationalization and correction of the global offshore rig supply, we cannot provide you with any assurances as to when such period of excess rig supply will end, and when there will be higher demand for contract drilling services or a more meaningful reduction in the number of drilling rigs.
In addition, our customers continue to seek more favorable terms with respect to allocation of risk under offshore drilling contracts even as market conditions are improving. Our drilling contracts provide for varying levels of indemnification from our customers. Our customers have historically assumed most of the responsibility for and indemnified us from loss, damage or other liability resulting from pollution or contamination, including clean-up and removal and third-party damages arising from operations under the contract when the source of the pollution originates from the well or reservoir, including those resulting from blow-outs or cratering of the well. However, we regularly are required to assume a limited amount of liability for pollution damage caused by our negligence, which liability generally has caps for ordinary negligence, with much higher caps or unlimited liability where the damage is caused by our gross negligence or willful misconduct. We still face resistance with some clients when attempting to allocate less risk to us and lower caps for damage caused by our gross negligence or willful misconduct or reduce our exposure with respect pollution or contamination. Going forward, we could decide or be required to retain more risk in the future, resulting in higher risk of losses, which could be material. Moreover, we may not be able to maintain adequate insurance in the future at rates that we consider reasonable or be able to obtain insurance against certain risks.
An over-supply of offshore rigs has depressed, and may in the future depress, dayrates and demand for our rigs, which may adversely impact our revenues and profitability.
Following the precipitous decline in oil prices that began in 2014, our industry has experienced severe periods of severe over-supply of drilling rigs. Although the industry is experiencing a rationalization and correction of the global offshore rig supply, which has resulted in an increase in dayrates, we continue to experience competition from newbuild rigs, including rigs that have been stranded in shipyards, that have either already entered the market or are available to enter the market. The entry of these rigs into the market has resulted, and may in the future result, in lower dayrates for both newbuilds and existing rigs rolling off their current contracts. Lower utilization and dayrates have adversely affected our revenues and profitability and may continue to do so. In addition, our competitors may relocate rigs to geographic markets in which we operate, which could exacerbate any excess rig supply, or depress the current rationalization and correction of offshore rig supply, and result in lower dayrates and utilization in those regions. To the extent that the drilling rigs currently under construction or on order do not have contracts upon their completion, there may be increased price competition as such vessels become operational, which could lead to a reduction in dayrates and in utilization. Rig operators may take lower dayrates and shorter contract durations on older rigs to keep their rigs operational and avoid scrapping or retiring them. As a result, our business, financial condition and results of operations would be materially adversely affected.
We have not been, and may continue not to be, able to renew or replace certain expiring contracts, and our customers have sought, and may continue to seek, to terminate, renegotiate or repudiate our drilling contracts and have had, and may continue to have, financial difficulties that prevent them from meeting their obligations under our drilling contracts.
Our ability to renew contracts that expire or obtain new contracts and the terms of any such contracts will depend on market conditions and our customers' expectations and assumptions of future oil prices and other factors.
Depending on market conditions, we have also experienced customers seeking price reductions for our services, payment deferrals and termination of our contracts; customers seeking to not perform under our contracts pursuant to a force majeure claim; and customers that are unable or unwilling to timely pay outstanding receivables owed to us, all of which present liquidity challenges for us. Our customers may generally terminate our drilling contracts if a drilling rig is destroyed or lost or if we have to suspend drilling operations for a specified period of time as a result of a breakdown of equipment or, in some cases, due to other events beyond the control of either party. In the case of nonperformance and under certain other conditions, our drilling contracts generally allow our customers to terminate without any payment to us. The terms of some of our drilling contracts permit the customer to terminate the contract after a specified notice period by tendering contractually specified termination amounts or, in some cases, without any payment. These termination payments, if any, may not fully compensate us for the loss of a contract. The early termination of a contract may result in a rig being idle for an extended period of time and a reduction in our contract backlog and associated revenue, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, if any of our long-term contracts were to be terminated early, such termination could affect our future earnings flow and could have material adverse effect on our future financial condition and results of operations, even if we were to receive the contractually specified termination amount.
During periods of depressed market conditions, we are subject to an increased risk of our customers seeking to renegotiate or repudiate their contracts. The ability of our customers to perform their obligations under drilling contracts with us may also be adversely affected by the financial condition of the customer, restricted credit markets, economic downturns and industry downturns. We may elect to renegotiate the rates we receive under our drilling contracts downward if we determine that to be a reasonable business solution. If our customers cancel or are unable to perform their obligations under their drilling contracts, including their payment obligations, and we are unable to secure new contracts on a timely basis on substantially similar terms or if we elect to renegotiate our drilling contracts and accept terms that are less favorable to us, it could have a material adverse effect on our business, financial condition and results of operations.
Drilling contracts with national oil companies may expose us to greater risks than we normally assume in drilling contracts with non-governmental clients.
Contracts with national oil companies are often non-negotiable and may expose us to greater commercial, political and operational risks than we assume in other contracts, such as exposure to materially greater environmental liability and other claims for damages (including consequential damages) and personal injury related to our operations, or the risk that the contract may be terminated by our client without cause on short-term notice, contractually or by governmental action, under certain conditions that may not provide us an early termination payment, collection risks and political risks. In addition, our ability to resolve disputes or enforce contractual provisions may be negatively impacted with these contracts. We can provide no assurance that the increased risk exposure will not have an adverse impact on our future operations or that we will not increase the number of rigs contracted to national oil companies with commensurate additional contractual risks.
Our current backlog of contract drilling revenue may not be ultimately realized.
Generally, contract backlog only includes future revenues under signed drilling contracts; however, from time to time, we may report anticipated commitments under letters of intent or awards for which definitive agreements have not yet been, but are expected to be, signed. We may not be able to perform under these contracts as a result of operational or other breaches or due to events beyond our control, and we may not be able to ultimately execute a definitive agreement in cases where one does not currently exist. Moreover, we can provide no assurance that our customers will be able to or willing to fulfill their contractual commitments to us or that they will not seek to renegotiate or repudiate their contracts, especially during an industry downturn. The terms of some of our drilling contracts permit the customer to terminate the contract after specified notice periods by tendering contractually specified termination amounts or, in certain cases, without any payment. In estimating backlog, we make certain assumptions about applicable dayrates for our longer-term contracts with dayrate adjustment mechanisms (like certain of our contracts with Shell and ExxonMobil). We cannot assure you that actual results will mirror these assumptions. Our inability to perform under our contractual obligations or to execute definitive agreements, our customers’ inability or unwillingness to fulfill their contractual commitments to us, including as a result of contract repudiations or our decision to accept less favorable terms on our drilling contracts, or the failure of actual results to reflect the assumptions we use to estimate backlog for certain contracts, could have a material adverse effect on our business, financial condition and results of operations.
We are substantially dependent on several of our customers, including ExxonMobil, Shell, Equinor and Aker BP, and the loss of any of these customers could have a material adverse effect on our financial condition and results of operations.
Any concentration of customers increases the risks associated with any possible termination or nonperformance of drilling contracts, failure to renew contracts or award new contracts or reduction of their drilling programs. As of December 31, 2022, ExxonMobil and Aker BP represented approximately 41.1 percent and 21.5 percent of our contract backlog, respectively. ExxonMobil and Shell accounted for approximately 32.3 percent and 12.0 percent, respectively, of our consolidated operating revenues for the year ended December 31, 2022. This concentration of customers increases the risks associated with any possible termination or nonperformance of contracts, in addition to our exposure to credit risk. If any of these customers were to terminate or fail to perform their obligations under their contracts and we were not able to find other customers for the affected drilling units promptly, our financial condition and results of operations could be materially adversely affected.
Our business involves numerous operating hazards.
Our operations are subject to many hazards inherent in the drilling business, including:
•well blowouts;
•fires;
•collisions or groundings of offshore equipment and helicopter accidents;
•punch-throughs;
•mechanical or technological failures;
•failure of our employees or third-party contractors to comply with our internal environmental, health and safety guidelines;
•pipe or cement failures and casing collapses, which could release oil, gas or drilling fluids;
•adverse weather conditions, including hurricanes, typhoons, tsunamis, cyclones, winter storms and rough seas;
•loop currents or eddies;
•failure of critical equipment;
•toxic gas emanating from the well; and
•spillage handling and disposing of materials.
These hazards could cause personal injury or loss of life, suspend drilling operations, result in regulatory investigation or penalties, seriously damage or destroy property and equipment, result in claims by employees, customers or third parties, cause environmental damage and cause substantial damage to oil and gas producing formations or facilities. Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, and failure of subcontractors to perform or supply goods or services or personnel shortages. The occurrence of any of the hazards we face could have a material adverse effect on our business, financial condition and results of operations.
Unionization efforts, labor interruptions and labor regulations could have a material adverse effect on our operations.
Certain of our employees and contractors in international markets, such as Norway and Denmark, are represented by labor unions and work under collective bargaining or similar agreements, which are subject to periodic renegotiation. Although we have not experienced any labor disruptions, strikes or other forms of labor unrest in connection with our personnel, there can be no assurance that labor disruptions by employees and contractors will not occur in the future. Further, unionized employees of third parties on whom we rely may be involved in labor disruptions, strikes or other forms of labor unrest, causing operational disruptions. Such actions could result in the occurrence of additional costs, as well as limitations on our ability to operate or provide services to our customers, which may materially adversely affect our business, financial condition and results of operations. In addition strikes may occur in connection with annual salary negotiations with respect to unionized employees or contractors. If future labor strikes force us to shut down any of our operations, such interruption in operations could materially adversely affect our business, financial condition and results of operations.
In addition, in connection with the completion of the Business Combination with Maersk Drilling in October 2022, we reduced the size of our combined workforce. While we believe the reduction in force was compliant with applicable labor law requirements and practices in the relevant jurisdictions, there is a risk that certain redundancies may be challenged by employees or labor unions, which could lead to further negotiations or legal proceedings. Such legal proceedings could result in additional costs for legal fees and, if unfavorable decisions are made against us, fines or damages. There is also a risk that the reduction in force could give rise to labor actions. While no such claims or actions have been brought to date, if any future challenges are brought and are successful, negative outcomes could materially adversely affect our business, financial condition and results of operations.
Public health issues, including epidemics or pandemics such as the COVID-19 pandemic, have resulted in, and may in the future cause, significant adverse consequences for our business, financial position and results of operations.
Public health issues, such as the COVID-19 (including new variants thereof) pandemic, worldwide mitigation efforts necessitated by the COVID-19 pandemic, our own mitigation efforts, and the effect from the actual and potential disruption of operations of our business partners, suppliers and customers, have had, and may in the future have, a material negative impact on our business, financial position and results of operations. In response to COVID-19, governmental authorities around the world took various actions to mitigate the spread of COVID-19, such as imposing varying degrees of restrictions on business and social activities, including business shutdowns and closures, travel restrictions and quarantines. While many of the restrictions and measures initially implemented during 2020 have since been softened or lifted in varying degrees in different locations around the world, and the manufacture and distribution of COVID-19 vaccines during 2021 helped to initiate a recovery from the pandemic, increases in COVID-19 cases, the uncertainty regarding new variants of COVID-19 and the success of any vaccines in respect thereof may in the future cause a reduction in global economic activity or prompt the re-imposition of certain restrictions and measures, which could result in a reduction in the demand for oil and a decline in oil prices as occurred during 2020.
Due to travel restrictions and mandatory quarantine measures designed to prevent or reduce the spread of COVID-19, we have experienced, and may continue in the future to experience, increased difficulties, delays and expenses in moving our personnel to and from our operating locations. We may be unable to pass these increased expenses to our customers. Further, we have previously, and may in the future have to, temporarily shut down operations of one or more of our rigs if there is an outbreak of COVID-19 or vacancies of essential positions due to COVID-19 infections, which could have a material negative impact on our business, financial condition and results of operations. Additionally, disruptions to the ability of our suppliers, manufacturers and service providers to supply labor, parts, equipment or services in the jurisdictions in which we operate, whether as a result of government actions, labor shortages, travel restrictions, the inability to source labor, parts or equipment from affected locations or other effects related to the COVID-19 pandemic, have increased our operating costs and the risk of rig downtime and negatively impacted our ability to meet commitments to customers and may continue to do so in the future.
The factors described above, including the impact on customers, suppliers, manufacturers and service providers, and the impact on our operations and the demand for our services, have had, and may continue to have, a material negative impact on our business, results of operations and financial condition. To the extent that the COVID-19 pandemic adversely impacts our business, results of operations and financial condition, it may also have the effect of increasing many of the other risks described in the “Risk Factors” section. There is no guarantee that a future outbreak of this or any other widespread epidemics or pandemics will occur.
We face risks associated with our participation in certain joint ventures as well as investments in associates.
We have made investments in certain joint ventures and as well as investments in associates. Such investments are often entered into to satisfy local requirements, including local content requirements, in certain jurisdictions and the terms of the investment agreements vary depending on the counterparty and jurisdiction involved. For example, we currently have joint ventures with local owners or partners that were entered into in the ordinary course of business to satisfy local content requirements in certain African countries, Mexico and other applicable jurisdictions in which we operate.

Investments in joint ventures or associates over which we have partial or joint control are subject to the risk that the other owners or partners in such joint venture or associate, who may have different business or investment strategies compared to ours or with whom we may have a disagreement or dispute, may have the ability to block business, financial, or management decisions (such as the decision to distribute dividends or appoint members of management) which may be crucial to the success of our investment in the joint venture or associate, or could otherwise implement initiatives which may be contrary to our interests. In addition, such joint venture owners or partners may be unable, or unwilling, to fulfil their obligations under the relevant agreements (for example by not contributing working capital or other resources), or may experience financial, operational, or other difficulties that may adversely impact our investment in a particular joint venture or associate. In addition, such joint venture owners or associates may lack sufficient controls and procedures which could expose us to risk. If any of the foregoing were to occur, such occurrence could materially adversely affect our business, financial condition, and results of operations.
We are exposed to risks relating to operations in international locations, including the mobilization and de-mobilization of our rigs to and from such locations.
We operate in various regions throughout the world that may expose us to political and other uncertainties, including risks of:
•seizure, nationalization or expropriation of property or equipment;
•monetary policies, government credit rating downgrades and potential defaults, and foreign currency fluctuations and devaluations;
•limitations on the ability to repatriate income or capital;
•complications associated with repairing and replacing equipment in remote locations;
•repudiation, nullification, modification or renegotiation of contracts;
•limitations on insurance coverage, such as war risk coverage, in certain areas;
•import-export quotas, wage and price controls and imposition of trade barriers;
•delays in implementing private commercial arrangements as a result of government oversight;
•compliance with and changes in taxation rules or policies;
•compliance with and changes in various jurisdictional regulatory or financial requirements, including rig flagging and local ownership requirements;
•other forms of government regulation and economic conditions that are beyond our control and that create operational uncertainty;
•governmental corruption;
•piracy; and
•terrorist acts, war, revolution and civil disturbances, such as the conflict between Russia and Ukraine.
Further, we operate or have operated in certain less-developed countries with legal systems that are not as mature or predictable as those in more developed countries, which can lead to greater uncertainty in legal matters and proceedings. Examples of challenges of operating in these countries include:
•procedural requirements for temporary import permits, which may be difficult to obtain; and
•the effect of certain temporary import permit regimes, where the duration of the permit does not coincide with the general term of the drilling contract.
Our ability to do business in a number of jurisdictions is subject to maintaining required licenses and permits and complying with applicable laws and regulations. For example, all of our drilling units are subject to regulatory requirements of the flag state where the drilling unit is registered. The flag state requirements are international maritime requirements and, in some cases, further interpolated by the flag state itself. In addition, each of our drilling units must be “classed” by a classification society, signifying that such drilling rig has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the flag state. If any drilling unit loses its flag, does not maintain its class or fails any periodical survey or special survey, the drilling unit will be unable to carry on operations and will be unable to operate and uninsurable.
Jurisdictions where we operate may attempt to impose requirements that our drilling units operating in such a jurisdiction have to satisfy certain local ownership or content requirements or be registered under the flag of that jurisdiction, or both. If our debt agreements do not permit us to change and register the flag of a rig to a different jurisdiction and comply with any applicable local ownership requirements, and if we are otherwise unable to successfully object to registration in a specific jurisdiction, we may no longer be able to operate in that country. Any such inability to carry on operations in jurisdictions where we operate or desire to operate, or our failure to comply with any other laws and regulations of the countries where we operate, could have a material adverse effect on our results of operations.
In addition, OPEC and OPEC+ initiatives, as well as other governmental actions, have caused and may continue to cause oil price volatility. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil companies, which may continue. In addition, some governments favor or effectively require the awarding of drilling contracts to local contractors, require use of a local agent, require partial local ownership or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may adversely affect our ability to compete and our results of operations.
The UK exited the EU on January 31, 2020, consistent with the terms of the EU-UK Withdrawal Agreement, with a transition period that ended on December 31, 2020. On January 1, 2021, the UK left the EU Single Market and Customs Union as well as all EU policies and international agreements. As a result, the free movement of persons, goods, services and capital between the UK and the EU ended, and the EU and the UK formed two separate markets and two distinct regulatory and legal spaces. A trade agreement between the UK and the EU, which formally entered into force on May 1, 2021, offers UK and EU companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas (subject to rules of origin requirements). Uncertainty exists regarding the ultimate impact of this trade agreement, as well as the extent of possible financial, trade, regulatory and legal implications of Brexit, also in light of the UK’s Retained EU Law Bill, which proposes to repeal or replace all EU-derived legislation by December 31, 2023. Brexit also contributes to global political and economic uncertainty, which may cause, among other consequences, volatility in exchange rates and interest rates, and changes in regulations. The Company provides contract drilling services to the international oil and gas industry and our fleet operates globally across multiple locations. Based on our global operating model and the versatility and marketability of our fleet, to date we have not seen the impact of Brexit to be significant to the Company.
In addition, the offshore drilling industry is a global market requiring flexibility for rigs, depending on their technical capability, to relocate and operate in various environments, moving from one area to another. The mobilization of rigs is expensive and time-consuming and can be impacted by several factors including, but not limited to, governmental regulation and customs practices, availability of tugs and tow vessels, weather, currents, political instability, civil unrest, and military actions, such as the conflict between Russia and Ukraine, and rigs may as a result become stranded. Some jurisdictions enforce strict technical requirements on the rigs requiring substantial physical modification to the rigs before they can be utilized. Such modifications may require significant capital expenditures, and as a result, may limit the use of the rigs in those jurisdictions in the future. In addition, mobilization carries the risk of damage to the rig. Failure to mobilize a rig in accordance with the deadlines set by a specific customer contract could result in a loss of compensation, liquidated damages or the cancellation or termination of the contract. In some cases, we may not be paid for the time that a rig is out of service during mobilization. In addition, in the hope of securing future contracts, we may choose to mobilize a rig to another geographic market without a customer contract in place. If no customer contracts are obtained, we would be required to absorb these costs. Mobilization and relocating activities could therefore potentially materially adversely affect our business, financial condition, and results of operations.
Operating and maintenance costs of our rigs may be significant and may not correspond to revenue earned.
Our operating expenses and maintenance costs depend on a variety of factors including: crew costs, costs of provisions, equipment, insurance, maintenance and repairs, shipyard costs, supply chain disruptions and inflation, many of which are beyond our control. Our total operating costs are generally related to the number of drilling rigs in operation and the cost level in each country or region where such drilling rigs are located. Equipment maintenance costs fluctuate depending upon the type of activity that the drilling rig is performing and the age and condition of the equipment. Operating and maintenance costs will not necessarily fluctuate in proportion to changes in operating revenues. While operating revenues may fluctuate as a function of changes in dayrate, costs for operating a rig may not be proportional to the dayrate received and may vary based on a variety of factors, including the scope and length of required rig preparations and the duration of the contractual period over which such expenditures are amortized. Any investments in our rigs may not result in an increased dayrate for or income from such rigs. A disproportionate change in the amount of operating and maintenance costs in comparison to dayrates could have a material adverse effect on our business, financial condition and results of operations.
Operational interruptions or maintenance or repair work may cause our customers to suspend or reduce payment of dayrates until operation of the respective drilling rig is resumed, which may lead to loss of revenue or termination or renegotiation of the drilling contract.
If our drilling rigs are idle for reasons that are not related to the ability of the rig to operate, our customers are entitled to pay a waiting, or standby, rate that is lower than the full operational rate. In addition, if our drilling rigs are taken out of service for maintenance and repair for a period of time that exceeds the scheduled maintenance periods set forth in our drilling contracts, we will not be entitled to payment of dayrates until the rig is able to work. Several factors could cause operational interruptions, including:
•breakdowns of equipment and other unforeseen engineering problems;
•work stoppages, including labor strikes;
•shortages of material and skilled labor;
•delays in repairs by suppliers;
•surveys by government and maritime authorities;
•periodic classification surveys;
•inability to obtain permits;
•severe weather, strong ocean currents or harsh operating conditions;
•force majeure events; and
•the occurrence or threat of epidemic or pandemic diseases, such as COVID-19, or any government response to such occurrence or threat.
Several of these factors have been exacerbated by current global supply chain disruptions, including disruptions due to COVID-19. If the interruption of operations exceeds a determined period due to an event of force majeure, our customers have the right to pay a rate that is significantly lower than the waiting rate for a period of time and, thereafter, may terminate the drilling contracts related to the subject rig. Suspension of drilling contract payments, prolonged payment of reduced rates or termination of any drilling contract as a result of an interruption of operations as described herein could materially adversely affect our business, financial condition and results of operations.
We may have difficulty obtaining or maintaining insurance in the future and our insurance coverage and contractual indemnity rights may not protect us against all the risks and hazards we face.
We do not procure insurance coverage for all of the potential risks and hazards we may face. Furthermore, no assurance can be given that we will be able to obtain insurance against all of the risks and hazards we face or that we will be able to obtain or maintain adequate insurance at rates and with deductibles or retention amounts that we consider commercially reasonable. Some insurance carriers may decide not to offer insurance to companies operating in the Oil & Gas industry, potentially resulting in less available insurance capacity and/or higher rates. In addition, our insurance carriers may interpret our insurance policies such that they do not cover losses for which we make claims.
Although we maintain insurance in the geographic areas in which we operate, pollution, reservoir damage and environmental risks generally are not fully insurable. Our insurance policies may not adequately cover our losses or may have exclusions of coverage for some losses. We do not have insurance coverage for all risk exposures e.g. we only have loss of hire insurance on some of the rigs in our fleet. Uninsured exposures may include expatriate activities prohibited by US laws and regulations, radiation hazards, cyber risks, certain loss or damage to property onboard our rigs and losses relating to shore-based terrorist acts or strikes. In addition, our insurance may not cover losses associated with pandemics such as the COVID-19 pandemic. Furthermore, the damage sustained to offshore oil and gas assets in the United States as a result of hurricanes has negatively impacted certain aspects of the energy insurance market, resulting in more restrictive and expensive coverage for US named windstorm perils due to the price or lack of availability of coverage. Accordingly, we have in the past self-insured the rigs in the US Gulf of Mexico for named windstorm perils. We currently have US windstorm coverage for most of our US fleet subject to certain limits but will continue to monitor the insurance market conditions in the future and may decide not to, or be unable to, purchase named windstorm coverage for some or all of the rigs operating in the US Gulf of Mexico.
Under our drilling contracts, liability with respect to personnel and property is customarily assigned on a “knock-for-knock” basis, which means that we and our customers assume liability for our respective personnel and property, irrespective of the fault or negligence of the party indemnified. Although our drilling contracts generally provide for indemnification from our customers for certain liabilities, including liabilities resulting from pollution or contamination originating below the surface of the water, enforcement of these contractual rights to indemnity may be limited by public policy and other considerations and, in any event, may not adequately cover our losses from such incidents. There can also be no assurance that those parties with contractual obligations to indemnify us will necessarily be in a financial position to do so. During depressed market periods, such as the one in which we recently operated, the contractual indemnity provisions we are able to negotiate in our drilling contracts may require us to assume more risk than we would during normal market periods.
If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could adversely affect our business, financial condition and results of operations.
Our failure to adequately protect our sensitive information and operational technology systems and critical data and our service providers’ failure to protect their systems and data could have a material adverse effect on our business, results of operations and financial condition.
Our day-to-day operations increasingly depend on information and operational technology systems that we manage, and other systems that our third parties, such as our service providers, vendors, and equipment providers, manage, including critical systems on our drilling units. These systems are subject to risks associated with growing and evolving cyber incidents or attacks. These risks include, but may not be limited to, human error, power outages, computer and telecommunication failures, natural disasters, fraud or malice, social engineering or phishing attacks, viruses or malware, and other cyberattacks, such as denial-of-service or ransomware attacks. Reports indicate that entities or groups, including cybercriminals, competitors, and nation state actors, have mounted cyber-attacks on businesses and other organizations solely to disable or disrupt computer systems, disrupt operations and, in some cases, steal data. In addition, the US government has issued public warnings that indicate energy assets and companies engaging in significant transactions, such as acquisitions, might be specific targets of cybersecurity threats.
Also, many of our non-operational employees work remotely a significant amount of their time, which has created certain operational risks, such as an increased risk of security breaches or other cyber incidents or attacks, loss of data, fraud and other disruptions as more fully outlined, above. Working remotely has significantly increased the use of technological and online telecommunication services and remote networking, which enable employees to work outside of our corporate infrastructure and, in some cases, use their own personal devices. This remote work model has resulted in an increased demand for technological resources and may expose us to additional risks of cyber-incidents or attacks, security breaches, loss of data, fraud and other disruptions as a consequence of more employees accessing sensitive and critical information remotely. Due to the nature of cyber-attacks, breaches to our systems or our service or equipment providers’ systems could go undetected for a prolonged period of time. A breach could also compromise or originate from our customers’, vendors’, or other third-party systems or networks outside of our control. A security breach may result in legal claims or proceedings against us by our shareholders, employees, customers, vendors and governmental authorities, both in the US and internationally.
While the Company maintains a cybersecurity program, which includes administrative, technical, and organizational safeguards, a significant cyberattack or incident—either with our systems or a critical third-party systems—could disrupt our operations and result in downtime, loss of revenue, harm to the Company's reputation, or the loss, theft, corruption or unauthorized release of our critical data or those with whom we do business, as well as result in higher costs to correct and remedy the effects of such incidents, including potential extortion, unforeseen payments associated with ransomware or ransom demands. If our, or our service or equipment providers’, safeguards maintained for protecting against cyber incidents or attacks prove to be insufficient, and an incident were to occur, it could have a material adverse effect on our business, financial condition, reputation, and results of operations. Even though we carry cyber insurance that may provide insurance coverage under certain circumstances, we might suffer losses as a result of a security breach or cyber incident that exceeds the coverage available under our policy or for which we do not have coverage.
In addition, laws and regulations governing, or proposed to govern, cybersecurity, data privacy and protection, and the unauthorized disclosure of confidential or protected information, including the U.K. Data Protection Act, the EU General Data Protection Regulation, the Data Protection Law, as revised, of the Cayman Islands, the California Consumer Privacy Act, the Cyber Incident Reporting for Critical Infrastructure Act, and other similar legislation in domestic and international jurisdictions pose increasingly complex compliance challenges and potentially elevate costs, and any failure to comply with these laws and regulations could result in significant penalties and legal liability.
Upgrades, refurbishment and repair of rigs are subject to risks, including delays and cost overruns, that could have an adverse impact on our available cash resources and results of operations.
We will continue to make upgrades, refurbishment and repair expenditures to our fleet from time to time, some of which may be unplanned. In addition, we may reactivate rigs that have been cold or warm stacked and make selective acquisitions of rigs. Our customers may also require certain shipyard reliability upgrade projects for our rigs. These projects and other efforts of this type are subject to risks of cost overruns or delays inherent in any large construction project as a result of numerous factors, including the following:
•shortages of equipment, materials or skilled labor;
•work stoppages and labor disputes;
•unscheduled delays in the delivery of ordered materials and equipment;
•local customs strikes or related work slowdowns that could delay importation of equipment or materials;
•weather interferences;
•difficulties in obtaining necessary permits or approvals or in meeting permit or approval conditions;
•design and engineering problems;
•inadequate regulatory support infrastructure in the local jurisdiction;
•latent damages or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions;
•unforeseen increases in the cost of equipment, labor and raw materials, particularly steel due to inflation or other factors;
•unanticipated actual or purported change orders;
•client acceptance delays;
•disputes with shipyards and suppliers;
•delays in, or inability to obtain, access to funding;
•shipyard availability, failures and difficulties, including as a result of financial problems of shipyards or their subcontractors; and
•failure or delay of third-party equipment vendors or service providers.
The failure to complete a rig upgrade, refurbishment or repair on time, or at all, may result in related loss of revenues, penalties, or delay, renegotiation or cancellation of a drilling contract or the recognition of an asset impairment. Additionally, capital expenditures could materially exceed our planned capital expenditures. Moreover, when our rigs are undergoing upgrade, refurbishment and repair, they may not earn a dayrate during the period they are out of service. If we experience substantial delays and cost overruns in our shipyard projects, it could have a material adverse effect on our business, financial condition and results of operations. We currently have no new rigs under construction.
Failure to attract and retain skilled personnel or an increase in personnel costs could adversely affect our operations.
We require skilled personnel to operate and provide technical services and support for our drilling units. In the past, during periods of high demand for drilling services and increasing worldwide industry fleet size, shortages of qualified personnel have occurred. During periods of reduced demand, there were layoffs of qualified personnel (including offshore personnel), who often find work with competitors or leave the industry. As a result, if market conditions further improve and we seek to reactivate warm or cold stacked rigs, upgrade our working rigs or purchase additional rigs, we may face shortages of qualified personnel, which would impair our ability to attract qualified personnel for our new or existing drilling units, impair the timeliness and quality of our work and create upward pressure on personnel costs, any of which could adversely affect our operations. In addition, the unexpected loss of members of management, qualified personnel or a significant number of employees due to disease, including COVID-19, disability or death, could have a material adverse effect on us.

Supplier capacity constraints or shortages in parts or equipment, supplier production disruptions, supplier quality and sourcing issues or price increases could increase our operating costs, decrease our revenues and adversely impact our operations.
Our reliance on third-party suppliers, manufacturers and service providers to secure equipment used in our drilling operations exposes us to volatility in the quality, price and availability of such items. Certain specialized parts and equipment we use in our operations may be available only from a single or small number of suppliers. During periods of reduced demand, many of these third-party suppliers reduced their inventories of parts and equipment and, in some cases, reduced their production capacity. Moreover, the global supply chain has been disrupted by the COVID-19 pandemic, resulting in shortages of, and increased pricing pressures on, among other things, certain raw materials and labor. If the market for our services improves and we seek to reactivate warm or cold stacked rigs, upgrade our working rigs or purchase additional rigs, these reductions and global supply chain constraints could make it more difficult for us to find equipment and parts for our rigs. A disruption or delay in the deliveries from such third-party suppliers, capacity constraints, production disruptions, price increases (including those related to inflation and supply chain disruptions), defects or quality-control issues, recalls or other decreased availability or servicing of parts and equipment could adversely affect our ability to reactivate rigs, upgrade working rigs, purchase additional rigs or meet our commitments to customers on a timely basis, adversely impact our operations and revenues by resulting in uncompensated downtime, reduced dayrates, the incurrence of liquidated damages or other penalties or the cancellation or termination of contracts, or increase our operating costs.
We may experience risks associated with future mergers, acquisitions or dispositions of businesses or assets or other strategic transactions.
As part of our business strategy, and as evidenced by the Pacific Drilling Merger (as defined herein) and the Business Combination with Maersk Drilling, we have pursued and completed, and may continue to pursue, mergers, acquisitions or dispositions of businesses or assets or other strategic transactions that we believe will enable us to strengthen or broaden our business. We may be unable to implement this element of our strategy if we cannot identify suitable companies, businesses or assets, reach agreement on potential strategic transactions on acceptable terms, manage the impacts of such transactions on our business or for other reasons. Moreover, mergers, acquisitions, dispositions and other strategic transactions involve various risks, including, among other things, (i) difficulties relating to integrating or disposing of a business and unanticipated changes in customer and other third-party relationships subsequent thereto, (ii) diversion of management’s attention from day-to-day operations, (iii) failure to realize the anticipated benefits of such transactions, such as cost savings and revenue enhancements, (iv) potentially substantial transaction costs associated with such transactions and (v) potential impairment resulting from the overpayment for an acquisition.
Future mergers or acquisitions may require us to obtain additional equity or debt financing, which may not be available on attractive terms. Moreover, to the extent a transaction financed by non-equity consideration results in goodwill, it will reduce our tangible net worth, which might have an adverse effect on credit availability.
Acts of terrorism, piracy and political and social unrest could affect the markets for drilling services, which may have a material adverse effect on our results of operations.
Acts of terrorism and social unrest, brought about by world political events or otherwise, such as the conflict between Russia and Ukraine, have caused instability in the world’s financial and insurance markets in the past and may occur in the future. Such acts could be directed against companies such as ours. In addition, acts of terrorism, piracy and social unrest could lead to increased volatility in prices for crude oil and natural gas and could affect the markets for drilling services. Insurance premiums could increase and coverage may be unavailable in the future. Government regulations may effectively preclude us from engaging in business activities in certain countries. These regulations could be amended to cover countries where we currently operate or where we may wish to operate in the future.
Our drilling contracts do not generally provide indemnification against loss of capital assets or loss of revenues resulting from acts of terrorism, piracy or political or social unrest. We have limited insurance for our assets providing coverage for physical damage losses resulting from risks, such as terrorist acts, piracy, vandalism, sabotage, civil unrest, expropriation and acts of war, and we do not carry insurance for loss of revenues resulting from such risks.
Certain shareholders own a significant portion of our outstanding equity securities, and their interests may not always coincide with the interests of other holders of the Ordinary Shares.
As noted above, a large percentage of the Ordinary Shares are held by a relatively small number of investors. As a result, these investors could have significant influence over all matters presented to our shareholders for approval, including election and removal of our directors, change in control transactions and the outcome of all actions requiring a majority shareholder approval.
The interests of these investors may not always coincide with the interests of the other holders of the Ordinary Shares, and the concentration of control in these investors may limit other shareholders’ ability to influence corporate matters. The concentration of ownership and voting power of these investors may also delay, defer or even prevent an acquisition by a third party or other change of control of our Company and may make some transactions more difficult or impossible without their support, even if such events are in the best interests of our other shareholders. In addition, the concentration of voting power may adversely affect the trading price of the Ordinary Shares.
The potential for US Gulf of Mexico hurricane related windstorm damage, liabilities, or claims could result in uninsured losses, impacts to customer contracts and/or may cause us to alter our operating procedures during hurricane season, which could adversely affect our business.
Certain areas of the world such as the US Gulf of Mexico experience hurricanes and other extreme weather conditions on a generally cyclical basis. Some of our drilling rigs in the US Gulf of Mexico are located in areas that could cause them to be susceptible to damage and/or total loss by these storms. Damage caused by high winds, turbulent seas and other severe weather conditions could result in rig loss or damage (some of which may be uninsured), termination of drilling contracts for lost or severely damaged rigs or curtailment of operations on damaged drilling rigs with reduced or suspended dayrates for significant periods of time until the damage can be repaired, which could adversely affect our business. Moreover, our operating procedures may be altered during hurricane season in preparation for such severe weather conditions.
Failure to effectively and timely respond to the impact of energy rebalancing could adversely affect our business, results of operations and cash flows.
Our long-term success depends on our ability to effectively respond to the impact of energy rebalancing, which could require adapting our fleet and business to potentially changing government requirements, customer preferences and customer base, as well as engaging with existing and potential customers and suppliers to develop or implement solutions designed to reduce or to decarbonize oil and gas operations or to advance renewable and other alternative energy sources. If the energy rebalancing landscape changes faster than anticipated or in a manner that we do not anticipate, demand for our services could be adversely affected. Furthermore, if we fail to, or are perceived not to, effectively implement an energy rebalancing strategy, or if investors or financial institutions shift funding away from companies in fossil fuel-related industries, our access to capital or the market for our securities could be negatively impacted.
We rely on third-party suppliers and subcontractors to provide or complete parts, crew and equipment, as applicable, for our projects and our operations may be adversely affected by the sub-standard performance or non-performance of those suppliers or third-party subcontractors due to production disruptions, quality and sourcing issues, price increases or consolidation of suppliers and sub-contractors as well as equipment breakdowns.
Our reliance on third-parties such as suppliers, manufacturers, subcontractors and other service providers for equipment, services and labor used in our drilling operations exposes us to volatility in the quality, price and availability of such resources. Certain specialized parts, crew and equipment used in our operations may be available only from a single or a small number of suppliers. A disruption in the deliveries from such third-party suppliers, capacity constraints, production disruptions, price increases, defects or quality-control issues, recalls or other decrease in the availability or servicing of parts and equipment could adversely affect our ability to meet our commitments towards our customers, adversely impact operations and revenues by resulting in uncompensated downtime, reduced day rates under the relevant drilling contracts, cancellation or termination of contracts, or increased operating costs. In addition, consolidation of suppliers may limit our ability to obtain supplies and services when needed at an acceptable cost or at all.
Equipment deficiencies or breakdowns, whether due to faulty parts, quality control issues or inadequate installation, may result in increased maintenance costs and could adversely affect our operations and revenues by resulting in financial downtime. For example, we have a multi-year maintenance project to overhaul jacking gears on certain jack-up rigs involving significant costs. While we are pursuing recovery options in respect of certain of the project costs, there can be no assurance as to the extent to we will recover those costs. If mitigation measures put in place are not effective, it could lead to significant financial downtime, adversely affect our ability to meet our commitments towards our customers, potential cancellation or termination of drilling contracts, suspension or termination of operations, regulatory penalties or sanctions, property, environmental and other damage claims by customers or other third parties, which may in turn have a material adverse effect on the our business, financial condition, results of operations, and reputation.

We engage third-party subcontractors to perform some parts of our projects and in respect of new business models a majority of the services under a project may be subcontracted to third-party subcontractors. Subcontractors are used to perform certain services and to provide certain input in areas where we do not have requisite expertise. The subcontracting of work exposes us to risks associated with planning interface non-performance, delayed performance or substandard performance by our subcontractors. Any inability to hire qualified subcontractors could hinder successful completion of a project. Further, our employees may not have the requisite skills to be able to monitor or control the performance of these subcontractors. We may suffer losses on contracts if the amounts we are required to pay for subcontractor services exceed original estimates. Remedial or mitigating actions, such as requiring contractual obligations on subcontractors that are similar to those we have with our customers, and requesting parent guarantees to cover nonperformance by subcontractors, may not be available or sufficient to mitigate the risks associated with subcontractors. For example, we have experienced issues with the performance of some of our key suppliers in the past, in particular in relation to delays in the delivery and maintenance of subsea well-control equipment. Such issues could have a negative effect on our business, financial condition, and results of operations.
We face risks associated with creating and executing new business models, particularly when such business models involve a risk profile, remuneration, or financial scheme that is different from a conventional drilling contract.
We are exploring, and have in the past, implemented various degrees of innovative business models with customers and partners in order to expand our share of the value chain, while simultaneously creating better outcomes for our customers and long-term resilience of our business through increased customer collaboration, differentiation and utilization. Although such business model innovation is intended to offer further earnings opportunities, there are risks associated with creating and executing new business models, particularly when such business models involve a risk profile, remuneration, or financial scheme that is different from our conventional drilling contracts.
We are currently implementing two broad categories of business models including:

(i)
integrating new services into joint offerings to customers as an integrated service provider with the objective of removing waste in the well-delivery supply chain through better orchestration and alignment of incentives; and

(ii)
offering new financial models focused on risk and reward sharing through, among other things, deferred payments, fixed pricing or co-investments, enabling operators to develop fields that would otherwise be economically challenged. However, forecasting the success of any new business model is inherently uncertain and depends on a number of factors both within and outside our control. Our actual revenue and profit generated from such business models may be significantly greater or less than forecasts. In addition, the efficiencies anticipated from new business models may fail to be realized, the costs may be higher and the counterparty risk greater than expected. In addition, as we create and execute more new business models and expand into other parts of the value chain, our risk profile may continue to shift. Entering into new business models could have an adverse impact on our business, financial condition, and results of operations.

Risks Related to the Business Combination with Maersk Drilling
The integration of Maersk Drilling into the combined company may not be as successful as anticipated, and may cost more than estimated, and the combined company may not achieve the intended benefits or do so within the intended timeframe.
The Business Combination involves numerous operational, strategic, financial, accounting, legal, tax and other risks, including potential liabilities associated with the acquired business and integration thereof. Difficulties in integrating the business practices and operations of Noble and Maersk Drilling may result in our performing differently than expected, in operational challenges or in the delay or failure to realize anticipated expense-related efficiencies, and could have an adverse effect on the financial condition, results of operations or our cash flows. Potential difficulties that may be encountered in the integration process include, among other factors:
•the inability to successfully integrate the businesses of Noble and Maersk Drilling, operationally and culturally, in a manner that permits us to achieve the full revenue and cost savings anticipated from the Business Combination;
•complexities, including increased demands of management and employees, associated with managing a larger, more complex, integrated business;

•difficulties in integrating Maersk Drilling’s and Noble’s respective enterprise resource planning software;
•risks related to the design and implementation of a combined internal control environment;
•not realizing anticipated synergies;
•attempts by third parties to terminate or alter their contracts with us, including as a result of change of control provisions;
•the inability to retain key employees and otherwise integrate personnel from the two companies;
•potential unknown liabilities and unforeseen expenses associated with the Business Combination;
•difficulty or inability to comply with the covenants of the debt of the combined company;
•difficulty or inability in refinancing existing indebtedness of Noble or Maersk Drilling as it comes due, including certain indebtedness of Maersk Drilling that became current in the fourth quarter of 2022 and is due to mature in the fourth quarter of 2023;
•integrating relationships with customers, vendors and business partners;
•performance shortfalls, including operating, safety, or environmental performance as a result of the diversion of management’s and employees’ attention caused by integrating Noble’s and Maersk Drilling’s operations; and
•the disruption of, or the loss of momentum in, our ongoing business or inconsistencies in standards, controls, procedures and policies.
The success of the Business Combination will depend, in part, on our ability to realize the anticipated benefits and cost savings from the Business Combination. Although we expect to realize run-rate annual cost-synergies of $125 million within two years of the closing of the Business Combination, our ability to realize such synergies may be affected by a number of factors, including, but not limited to, the use of more cash or other financial resources on integration and implementation activities than anticipated; unanticipated increases in expenses unrelated to the Business Combination, which may offset the expected cost savings and other synergies from the Business Combination; and our ability to eliminate duplicative back office overhead and redundant selling, general, and administrative functions. The anticipated benefits and cost savings of the Business Combination may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we do not currently foresee. In addition, the anticipated benefits and cost savings of the Business Combination as well as the related integration costs are based on a number of estimates and assumptions that are inherently uncertain and subject to risks that could cause the actual results to differ materially from those contained in such cost estimates. Some of the assumptions that we have made, such as the achievement of certain synergies, may not be realized within the anticipated timeframe, or at all.
If we fail to realize the anticipated synergies or other benefits or recognize further synergies or benefits, or the estimated integration costs of the Business Combination are exceeded, the business rationale of the Business Combination could not be realized and the value of the shareholders’ investment into us could decrease.
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ view of us.
As a public company, we are subject to the reporting requirements of the Exchange Act (the “Exchange Act”), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act. We must perform a quarterly evaluation of our disclosure controls and procedures, as well as an annual evaluation of our internal control over financial reporting to allow management and our independent registered public accounting firm to report annually on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Interpretive guidance issued by SEC staff allows a company to exclude an acquired business from the assessment of the effectiveness of disclosure controls and procedures and internal control over financial reporting for one year following the date on which the acquisition is completed. In accordance with this guidance, we have excluded the Maersk Drilling acquired business from our assessment of disclosure controls and procedures and internal control over financial reporting as of December 31, 2022 and may exclude other acquired businesses in the future for the applicable time frames.
Although the recently-acquired Maersk Drilling is excluded from our assessment of disclosure controls and procedures and internal control over financial reporting as of December 31, 2022, subsequent to the closing date we nonetheless conducted initial assessments into certain processes and controls of Maersk Drilling. Based on our initial and limited assessments, Maersk Drilling did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of Maersk Drilling’s financial statements. Specifically, legacy Maersk Drilling did not design and maintain: (i) program change management controls to ensure that program and data changes are identified, tested, authorized, and implemented appropriately and (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel.
Based on our initial assessment, Noble’s management believes that these deficiencies constitute a material weakness in internal control over financial reporting related to the recently-acquired Maersk Drilling business as of December 31, 2022. This material weakness did not result in any misstatements to the consolidated financial statements as of December 31, 2022. However, this material weakness could result in misstatements of the related account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. If we are unable to effectively remediate the control deficiencies identified or any other control deficiencies that may come to our attention, or are otherwise unable to maintain adequate internal controls related to the acquired Maersk Drilling business in the future, we may not be able to prepare reliable consolidated financial statements and comply with our reporting obligations on a timely basis, which could materially adversely affect our business and subject us to legal and regulatory action.
We cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective as a result of a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by listing regulators, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Financial and Tax Risks
We may record impairment charges on property and equipment, including rigs and related capital spares.
We evaluate the impairment of property and equipment, which include rigs and related capital spares, whenever events or changes in circumstances (including a decision to cold stack, retire or sell rigs) indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment may exist when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated fair value. As part of this analysis, we make assumptions and estimates regarding future market conditions. To the extent actual results do not meet our estimated assumptions, for a given rig or piece of equipment, we may take an impairment loss in the future. In addition, we may also take an impairment loss on capital spares and other capital equipment when we deem the value of those items has declined due to factors like obsolescence, deterioration or damage. Based upon our impairment analyses for the years ended December 31, 2022 and 2021, we did not record any impairment charges. There can be no assurance that we will not have to take additional impairment charges in the future if depressed market conditions return, or that we will be able to return cold stacked rigs to service in the time frame and at the reactivation costs or at the dayrates that we projected. It is reasonably possible that the estimate of undiscounted cash flows may change in the near term, resulting in the need to write down the affected assets to their corresponding estimated fair values.
We conduct substantially all of our business through Finco and its subsidiaries, and the indenture governing the Second Lien Notes contains operating and financial restrictions that may restrict Finco’s business and financing activities.
On the Emergence Effective Date, and pursuant to the terms of the Plan, Finco issued an aggregate principal amount of $216.0 million of Second Lien Notes, of which $173.7 million is outstanding as of December 31, 2022. The Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured second-priority basis, by the direct and indirect subsidiaries of Finco that are Credit Parties under the Revolving Credit Facility (as defined herein). The Second Lien Notes and such guarantees are secured by senior priority liens on the assets subject to liens securing the Revolving Credit Facility, including the equity interests in Finco and each guarantor of the Second Lien Notes, all of the rigs owned by the Company as of the Emergence Effective Date or acquired thereafter, certain assets related thereto, and substantially all other assets of Finco and such guarantors, in each case, subject to certain exceptions and limitations. None of Pacific Drilling (as defined herein), Maersk Drilling or any of their respective current subsidiaries is a subsidiary guarantor of the Revolving Credit Facility or the Second Lien Notes, and none of their assets secure the Revolving Credit Facility or the

Second Lien Notes. Finco is entitled to pay interest on the Second Lien Notes in the form of PIK Notes (as defined herein) at its option in lieu of paying cash interest. As a result, we cannot assure you that Finco will make cash interest payments on the Second Lien Notes. The payment of interest through PIK Notes will increase the amount of Finco’s indebtedness and increase the risks associated with its level of indebtedness.
We conduct substantially all of our business through Finco and its subsidiaries. The primary restrictive covenants contained in the indenture under which the Second Lien Notes were issued limit Finco’s ability and the ability of certain of its subsidiaries to pay dividends or make other distributions or repurchase or redeem its capital stock and certain indebtedness, create liens securing certain indebtedness, incur certain indebtedness, consolidate, merge or transfer all or substantially all of its properties and assets, enter into transactions with affiliates and dispose of assets and use proceeds from the dispositions of assets.
Finco’s ability to comply with the covenants and restrictions contained in the indenture governing the Second Lien Notes may be affected by events beyond its control. If market or other economic conditions deteriorate, Finco’s ability to comply with these covenants and restrictions may be impaired. A failure to comply with the covenants, ratios or tests in the indenture governing the Second Lien Notes, if not cured or waived, could have a material adverse effect on Finco’s and our business, financial condition and results of operations. Finco’s existing and future indebtedness may have cross-default and cross-acceleration provisions. Upon the triggering of any such provision, the relevant creditor may:
•    not be required to lend any additional amounts to Finco;
•    elect to declare all borrowings outstanding due to them, together with accrued and unpaid interest and fees, to be due and payable (and, with respect to Finco’s secured indebtedness, foreclose on the collateral securing such indebtedness);
•    elect to require that all obligations accrue interest at the default rate provided therein, if such rate has not already been imposed;
•    have the ability to require Finco to apply all of its available cash to repay such borrowings; and/or
•    prevent Finco from making debt service payments under its other agreements, any of which could result in an event of default under the Second Lien Notes.
If any of Finco’s existing indebtedness were to be accelerated, there can be no assurance that it would have, or be able to obtain, sufficient funds to repay such indebtedness in full. Even if new financing were available, it may be on terms that are less attractive to Finco than the Revolving Credit Facility or the Second Lien Notes or it may not be on terms that are acceptable to Finco.
The Revolving Credit Agreement contains various restrictive covenants limiting the discretion of our management in operating our business.
The Revolving Credit Agreement contains various restrictive covenants that may limit our management’s discretion in certain respects. In particular, the Revolving Credit Agreement limits Finco’s ability and the ability of its restricted subsidiaries to, among other things and subject to certain limitations and exceptions, (i) incur, assume or guarantee additional indebtedness; (ii) pay dividends or distributions on capital stock or redeem or repurchase capital stock; (iii) make investments; (iv) repay, redeem or amend certain indebtedness; (v) sell stock of its subsidiaries; (vi) transfer or sell assets; (vii) create, incur or assume liens; (viii) enter into transactions with certain affiliates; (ix) merge or consolidate with or into any other person or undergo certain other fundamental changes; and (x) enter into certain burdensome agreements. In addition, the Revolving Credit Agreement obligates Finco and its restricted subsidiaries to comply with certain financial maintenance covenants and, under certain conditions, to make mandatory prepayments and reduce the amount of credit available under the Revolving Credit Facility, all as described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources— Post-emergence Debt—Senior Secured Revolving Credit Facility.” Such mandatory prepayments and commitment reductions may affect cash available for use in the Company’s business. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in all obligations under the Revolving Credit Facility to be declared due and payable immediately and all commitments thereunder to be terminated. None of Pacific Drilling, Maersk Drilling or their respective current subsidiaries are “restricted subsidiaries” for purposes of the Revolving Credit Facility.

The New DNB Credit Facility contains, and future facilities may contain, various restrictive covenants limiting the discretion of our management in operating our business.
The New DNB Credit Facility contains, and future facilities may contain, various restrictive covenants that may limit our management’s discretion in certain respects. In particular, this loan has covenants that generally apply to legacy Maersk Drilling entities and Noble as Guarantor, and which limit the ability of the legacy Maersk Drilling entities to, among other things and subject to certain limitations and exceptions, (i) pay dividends or distributions on capital stock or redeem or repurchase capital stock; (ii) enter into transactions with certain affiliates; and (iii) merge or consolidate with or into any other person or undergo certain other fundamental changes. In addition, the New DNB Credit Facility obligates the legacy Maersk Drilling entities and Noble to comply with certain financial maintenance covenants. Under certain conditions, the legacy Maersk Drilling entities must make mandatory prepayments on the Legacy Maersk Drilling Loans. Such mandatory prepayments may affect cash available for use in the Company’s business. Our failure to comply with these covenants, or similar covenants in the future, could result in an event of default which, if not cured or waived, could result in all obligations under the Legacy Maersk Drilling Loans or other then existing loans to be declared due and payable immediately and all commitments thereunder to be terminated.
The phase-out and replacement of LIBOR with an alternative reference rate may adversely affect financial markets and the interest rate we pay on our floating rate debt.
The loans outstanding under the Revolving Credit Facility, or under future facilities may, bear interest at a rate per annum equal to the applicable margin plus, at Finco’s option, either: (i) the reserve-adjusted London Interbank Offered Rate (“LIBOR”) or (ii) a base rate. On March 5, 2021, the Financial Conduct Authority in the UK issued an announcement on the future cessation or loss of representativeness for LIBOR benchmark settings currently published by ICE Benchmark Administration. The announcement confirmed that LIBOR will either cease to be provided by any administrator or will no longer be representative after December 31, 2021 for all non-USD LIBOR reference rates, and for certain short-term USD LIBOR reference rates, and after June 30, 2023 for other reference rates. While the Revolving Credit Facility contains hardwired “fallback” provisions providing for an alternative reference rate upon the occurrence of certain events related to the phase-out of LIBOR, the alternative reference rate plus any associated spread adjustment may result in interest rates higher than LIBOR. As a result, our interest expense could increase on loans outstanding under the Revolving Credit Facility. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Uncertainty as to the nature of such potential phase-out and alternative reference rates or disruption in the financial market could have an adverse effect on our financial condition, results of operations and cash flows.
A loss of a major tax dispute or a successful tax challenge to our operating structure, intercompany pricing policies or the taxable presence of our subsidiaries in certain countries could result in a higher tax rate on our worldwide earnings, which could result in a material adverse effect on our financial condition and results of operations.
Income tax returns that we file will be subject to review and examination. We recognize the benefit of income tax positions we believe are more likely than not to be sustained upon challenge by a tax authority. If any tax authority successfully challenges our operational structure, intercompany pricing policies, the taxable presence of our subsidiaries in certain countries or other material tax positions, if the terms of certain income tax treaties are interpreted in a manner that is adverse to our structure, or if we lose a material tax dispute in any country, our effective tax rate on our worldwide earnings and our cash tax expense could increase substantially and result in a material adverse effect on our financial condition.
Our consolidated effective income tax rate may vary substantially from one reporting period to another.
We cannot provide any assurances as to what our consolidated effective income tax rate will be because of, among other matters, uncertainty regarding the nature and extent of our business activities in any particular jurisdiction in the future and the tax laws of such jurisdictions, as well as potential changes in the UK, US, Guyana, Luxembourg, Norway, Singapore, Denmark and other tax laws, regulations or treaties or the interpretation or enforcement thereof, changes in the administrative practices and precedents of tax authorities or any reclassification or other matter (such as changes in applicable accounting rules) that increases the amounts we have provided for income taxes or deferred tax assets and liabilities in our consolidated financial statements. For example, certain countries within which we operate or own substantial assets have enacted changes to their tax laws in response to the Organization for Economic Cooperation and Development’s ongoing Base Erosion and Profit Shifting initiatives and these and other countries may enact changes to their tax laws or practices in the future (prospectively or retroactively), which may have a material adverse effect on our financial position, operating results and/or cash flows.

The United States enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) on August 16, 2022. This law imposes, among other things, a 15% corporate alternative minimum tax on adjusted financial statement income, and a 1% excise tax on certain corporate stock repurchases occurring after December 31, 2022. While we believe these tax law changes have no immediate effect on us and are not expected to have a material adverse effect on our results of operations going forward, it is unclear how they will be implemented by the US Department of Treasury and what, if any, impact they will have on our tax rate. We will continue to evaluate the impact of the Inflation Reduction Act as further information becomes available.
In addition, as a result of frequent changes in the taxing jurisdictions in which our drilling rigs are operated and/or owned, changes in the overall level of our income and changes in tax laws, our consolidated effective income tax rate may vary substantially from one reporting period to another. Income tax rates imposed in the tax jurisdictions in which our subsidiaries conduct operations vary, as does the tax base to which the rates are applied. In some cases, tax rates may be applicable to gross revenues, statutory or negotiated deemed profits or other bases utilized under local tax laws, rather than to net income. Our drilling rigs frequently move from one taxing jurisdiction to another to perform contract drilling services. In some instances, the movement of drilling rigs among taxing jurisdictions will involve the transfer of ownership of the drilling rigs among our subsidiaries. If we are unable to mitigate the negative consequences of any change in law, audit, business activity or other matter, this could cause our consolidated effective income tax rate to increase and cause a material adverse effect on our financial position, operating results and/or cash flows.
Further, as a result of the Business Combination, we continue to review supporting information and data for purposes of verifying tax amounts reported on legacy Maersk Drilling’s opening balance sheet. As a result of such ongoing review, adjustments to the opening balance sheet may be required in subsequent periods. Such adjustments may impact our consolidated effective income tax rate and tax expense, and these amounts may vary substantially from one reporting period to another.
Fluctuations in exchange rates and nonconvertibility of currencies could result in losses to us.
We may experience currency exchange losses when revenues are received or expenses are paid in nonconvertible currencies, when we do not hedge an exposure to a foreign currency, when the result of a hedge is a loss or if any counterparty to our hedge were to experience financial difficulties. We may also incur losses as a result of an inability to collect revenues due to a shortage of convertible currency available to the country of operation, controls over currency exchange or controls over the repatriation of income or capital.
Inflation may adversely affect our operating results.
Inflationary factors such as increases in labor costs, material costs and overhead costs may adversely affect our operating results and cash flows. We have experienced increases in the cost of labor and materials during the year ended December 31, 2022, and we currently expect these inflationary pressures to continue into 2023. A high rate of inflation, including a continuation of inflation at the current rate, may have an adverse effect on our ability to maintain current levels of gross margin and general and administrative expenses as a percentage of total revenue, if our dayrates do not increase sufficiently to cover these increased costs.
Pension expenses associated with our retirement benefit plans may fluctuate significantly depending upon changes in actuarial assumptions, future investment performance of plan assets and legislative or other regulatory actions.
A portion of our current and retired employee population is covered by pension and other post-retirement benefit plans, the costs of which are dependent upon various assumptions, including estimates of rates of return on benefit plan assets, discount rates for future payment obligations, mortality assumptions, rates of future cost growth and trends for future costs. In addition, funding requirements for benefit obligations of our pension and other post-retirement benefit plans are subject to legislative and other government regulatory actions. Future changes in estimates and assumptions associated with our pension and other post-retirement benefit plans could have a material adverse effect on our financial condition, results of operations, cash flows and/or financial disclosures.
Regulatory and Legal Risks
Governmental laws and regulations may add to our costs, result in delays, or limit our drilling activity.
Our business is affected by public policy and laws and regulations relating to the energy industry in the geographic areas where we operate, including laws and regulations relating to the environment, specifically climate change and GHGs.

The drilling industry is dependent on demand for services from the oil and gas exploration and production industry, and accordingly, we are directly affected by the adoption of laws and regulations that for economic, environmental or other policy reasons curtail exploration and development drilling for oil and gas. We may be required to make significant capital expenditures to comply with governmental laws and regulations. Governments in some foreign countries are increasingly active in regulating and controlling the ownership of concessions, the exploration for oil and gas, and other aspects of the oil and gas industries.
There is increasing worldwide attention concerning the issue of climate change and the effect of GHGs and other sustainability and energy rebalancing matters. This increased attention may result in new environmental laws or regulations that may unfavorably impact us, our suppliers and our customers. However, it is not possible at this time to predict the timing and effect of climate related laws and regulations, the adoption of additional GHG legislation, regulations or other measures at the international, federal, state or local levels. For more information on climate change, see Part I, Item 1, “Business—Governmental Regulations and Environmental Matters—Climate Change.”
The modification of existing laws or regulations or the adoption of new laws or regulations that result in the curtailment of exploratory or developmental drilling for oil and gas could materially and adversely affect our operations by limiting drilling opportunities, increasing our cost of doing business, discouraging our customers from drilling for hydrocarbons, disrupting revenue through permitting or similar delays, or subjecting us to liability. For example, on January 20, 2021, the Acting Secretary for the Department of the Interior signed an order effectively suspending new fossil fuel leasing and permitting on federal lands, including in the US Gulf of Mexico, for 60 days. Then on January 27, 2021, President Biden issued an executive order indefinitely suspending new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. In November 2021, the Department of the Interior completed its review and issued a report on the federal oil and gas leasing program. The Department of the Interior’s report recommends several changes to federal leasing practices, including changes to royalty payments, bidding, and bonding requirements.
Several states filed lawsuits challenging the January 2021 suspension and a nationwide temporary injunction from the US District Court for the Western District of Louisiana was issued blocking the suspension in July 2021. After appeal and remand by the Court of Appeals for the Fifth Circuit, the US District Court issued a permanent injunction as to the plaintiff states in August 2022. The Department of the Interior since resumed offshore leasing, and was specifically required to conduct leasing by the Inflation Reduction Act, passed in August 2022. However, the Biden Administration continues to evaluate offshore leasing and could impose additional restrictions in the future. For example, the Department of Interior has not yet released a new five-year program for offshore oil and gas leasing between 2023 and 2028. The last draft proposal issued by the Department of the Interior in July 2022 included an option that would preserve the Secretary’s discretion to determine that no outer continental shelf oil and gas lease sales in any planning area should be scheduled during the 2023–2028 period.
The continued focus on restrictive legislation and litigation for the oil and gas industry and the issuance of federal leases or other similar initiatives to reform federal leasing practices result in the development of additional restrictions on offshore drilling, limitations on the availability of offshore leases, or restrictions on the ability to obtain required permits, could have a material adverse impact on our operations by reducing drilling opportunities and the demand for our services.
In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols related to climate change and for the imposition of hydrocarbon-based fuel usage reductions, and encouraging the implementation of net-zero GHG emission pledges. Laws or regulations incentivizing or mandating the use of alternative energy sources such as wind power and solar energy have also been enacted in certain jurisdictions. For example, the Inflation Reduction Act includes a variety of tax credits to incentivize development and use of solar, wind, and other alternative energy sources. Numerous large cities globally and a few countries have mandated conversion from internal combustion engine-powered vehicles to electric-powered vehicles and placed restrictions on non-public transportation. Fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternatives to oil and gas could reduce demand for oil and gas. These measures are aimed at reducing reliance on and future demand for oil and gas, which could have a material impact on our business.
In recent years, federal, state and local governments have taken steps to reduce emissions of GHGs and encourage decarbonization. The Environmental Protection Agency has finalized a series of GHG monitoring, reporting and emissions control rules, and in 2022, the US Congress adopted legislation to reduce emissions. The Inflation Reduction Act, signed into law in August 2022, includes a Methane Emissions Reduction Program to incentivize methane emission reductions and impose a fee on GHG emissions from certain facilities, including offshore petroleum and natural gas production platforms.

In addition, several states have already taken measures to reduce emissions of GHGs primarily through the development of GHG emission inventories or regional GHG cap-and-trade programs. Recently, several states and local jurisdictions have pledged to remove internal combustion engines from their roads as early as 2035. While we are subject to certain federal GHG monitoring and reporting requirements, our operations currently are not adversely impacted by existing international, federal, state and local climate change initiatives. However, continued development of these recent initiatives or new legislation and regulatory programs to reduce GHG emissions could increase our cost of doing business, discourage our customers from drilling for hydrocarbons, or otherwise have an adverse effect on our business, financial condition and results of operations.
Increasing attention to environmental, social and governance matters, including climate change may impact our business and financial results.
In recent years, increasing attention has been given to corporate activities related to environmental, social and governance (“ESG”) matters in public discourse and the investment community. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, public pension funds, universities and other members of the investing community. These activities include increasing attention and demands for action related to ESG, climate change and energy rebalancing matters, such as promoting the use of substitutes to fossil fuel products and encouraging the divestment of fossil fuel equities, as well as pressuring lenders and other financial services companies to limit or curtail activities with fossil fuel companies, which could have a material adverse effect on our share price and ability to access equity capital markets. Members of the investment community screen companies such as ours for sustainability performance according to various ESG standards, including practices related to GHGs and climate change. We may experience risks associated with any current or future goals, targets and other objectives related to ESG and sustainability matters. In addition, if we are unable to find economically viable, as well as publicly acceptable, solutions that reduce our GHG emissions and/or GHG intensity for new and existing projects, we could experience additional costs or financial penalties, delayed or cancelled projects, reduced share price, restricted access to financing or capital and/or reduced production and reduced demand for hydrocarbons, which could have a material adverse effect on our earnings, cash flows and financial condition.
Any violation of anti-bribery or anti-corruption laws, including the Foreign Corrupt Practices Act, the United Kingdom Bribery Act, or similar laws and regulations could result in significant expenses, divert management attention, and otherwise have a negative impact on us.
We operate in countries known to have a reputation for corruption. We are subject to the risk that we, our affiliated entities or their respective officers, directors, employees and agents may take action determined to be in violation of such anti-corruption laws, including the US Foreign Corrupt Practices Act of 1977 (the “FCPA”), the United Kingdom Bribery Act 2010 (the “UK Bribery Act”), the United Kingdom Modern Slavery Act 2015 (the “UK Modern Slavery Act”) and similar laws in other countries. Any violation of the FCPA, UK Bribery Act, UK Slavery Act or other applicable anti-corruption laws could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and might adversely affect our business, financial condition and results of operations. In addition, actual or alleged violations could damage our reputation and ability to do business. Further, detecting, investigating and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.
Changes in, compliance with, or our failure to comply with the certain laws and regulations may negatively impact our operations and could have a material adverse effect on our results of operations.
Our operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to:
•the environment and the health and safety of personnel;
•the importing, exporting, equipping and operation of drilling rigs;
•currency exchange controls;
•oil and gas exploration and development;
•taxation of offshore earnings and earnings of expatriate personnel; and
•use and compensation of local employees and suppliers by foreign contractors.
Public and governmental scrutiny of the energy industry has resulted in increased regulations being proposed and often implemented. In addition, existing regulations might be revised or reinterpreted, new laws, regulations and permitting requirements might be adopted or become applicable to us, our rigs, our customers, our vendors or our service providers, and future changes in laws and regulations could significantly increase our costs and could have a material adverse effect on our business, financial condition and results of operations. In addition, we may be required to post additional surety bonds to secure performance, tax, customs and other obligations relating to our rigs in jurisdictions where bonding requirements are already in effect and in other jurisdictions where we may operate in the future. These requirements would increase the cost of operating in these countries, which could materially adversely affect our business, financial condition and results of operations.
From time to time, new rules, regulations and requirements regarding oil and gas development have been proposed and implemented by BOEM, BSEE or the United States Congress, as well as other jurisdictions outside the United States, that could materially limit or prohibit, and increase the cost of, offshore drilling. For example, in July 2016, BOEM and BSEE finalized a rule revising and adding requirements for drilling on the US Arctic Outer Continental Shelf. Similarly, in April 2016, BSEE announced a final blowout preventer systems and well control rule. BSEE also finalized a rule in September 2016 concerning production safety systems for oil and natural gas operations on the Outer Continental Shelf. BSEE issued final rules amending both the September 2016 production safety systems rule and the April 2016 blowout preventer systems and well control rule in September 2018 and May 2019, respectively. In addition, BOEM released a Notice to Lessees and Operators in the Outer Continental Shelf (“NTL”) in September 2016 that updated offshore bonding requirements. The NTL was only partially implemented before being rescinded and replaced by a proposed rule addressing offshore bonding published in October 2020. However, on January 20, 2021, President Biden issued executive orders freezing the issuance of new rules pending further review and directing all executive departments and agencies to review and consider suspending, revising, or rescinding all regulations issued between January 20, 2017 and January 20, 2021 determined to be inconsistent with President Biden’s environmental and climate goals. Acting on this directive, BSEE announced a proposed rule in September 2022 that would amend the 2019 version of BSEE’s well control rule. The 2022 proposal would revise elements that were amended or rescinded in 2019, including requirements applicable to blowout preventer system operation, failure analyses and investigations, and submittal of information to BSEE. If finalized, this proposed rule could impose additional requirements on our operations. To the extent the other recent proposed and final rules are reviewed and also determined to be inconsistent under the executive orders, BOEM and BSEE could issue new rules reinstating the requirements of the 2016 rules and/or reimplement the NTL.
We are also subject to increasing regulatory requirements and scrutiny in certain jurisdictions and other countries, including the North Sea. New rules, regulations and requirements, or a return to the requirements of the 2016 versions of the BSEE and BOEM regulations, including the adoption of new safety requirements and policies relating to the approval of drilling permits, restrictions on oil and gas development and production activities in the US Gulf of Mexico and elsewhere, implementation of safety and environmental management systems, mandatory third party compliance audits, and the promulgation of numerous Notices to Lessees or similar new regulatory requirements outside of the United States, may impact our operations by causing increased costs, delays and operational restrictions. If new regulations, policies, operating procedures and the possibility of increased legal liability resulting from the adoption or amendment of rules and regulations applicable to our operations in the United States or other jurisdictions are viewed by our current or future customers as a significant impairment to expected profitability on projects, then they could discontinue or curtail their offshore operations in the impacted region, thereby adversely affecting our operations by limiting drilling opportunities or imposing materially increased costs.
We could also be affected by challenges and restrictions to offshore operations by environmental groups, costal states and the federal government. For example, in December 2018, environmental groups challenged incidental harassment authorizations issued by the National Marine Fisheries Service that allow companies to conduct air gun seismic surveys for oil and gas exploration off the Atlantic coast. The attorney generals for ten US coastal states also intervened as plaintiffs. The litigation concluded in October 2020 and the authorizations expired in November 2020. Restrictions on authorizations needed to conduct seismic surveys could impact our customers’ ability to identify oil and gas reserves, thereby reducing demand for our services. Several coastal states have also taken steps to prohibit offshore drilling. For example, California passed laws in September 2018 barring the construction of new oil drilling-related infrastructure in state waters. Similarly, in November 2018, voters in Florida approved an amendment to the state constitution that would ban oil and gas drilling in offshore state waters. In addition, in 2022, California lawmakers introduced a bill that would have banned offshore drilling in state waters, though the bill failed to pass. Such initiatives could reduce opportunities for our customers and thereby reduce demand for our services. In addition, the federal government has taken steps to restrict offshore drilling opportunities.
Adverse effects may continue as a result of the uncertainty of ongoing inquiries, investigations and court proceedings, or additional inquiries and proceedings by federal or state regulatory agencies or private plaintiffs. In addition, we cannot predict the outcome of any of these inquiries or whether these inquiries will lead to additional legal proceedings against us, civil or criminal fines or penalties, or other regulatory action, including legislation or increased permitting requirements. Legal proceedings or other matters against us, including environmental matters, suits, regulatory appeals, challenges to our permits by citizen groups and similar matters, might result in adverse decisions against us. The result of such adverse decisions, both individually or in the aggregate, could be material and may not be covered fully or at all by insurance.
Our operations are subject to numerous laws and regulations relating to the protection of the environment and of human health and safety, and compliance with these laws and regulations could impose significant costs and liabilities that exceed our current expectations.
Substantial costs, liabilities, delays and other significant issues could arise from environmental, health and safety laws and regulations covering our operations, and we may incur substantial costs and liabilities in maintaining compliance with such laws and regulations. Our operations are subject to extensive international conventions and treaties, and national or federal, state and local laws and regulations, governing environmental protection, including with respect to the discharge of materials into the environment and the security of chemical and industrial facilities. These laws govern a wide range of environmental issues, including:
•the release of oil, drilling fluids, natural gas or other materials into the environment;
•air emissions from our drilling rigs or our facilities;
•handling, cleanup and remediation of solid and hazardous wastes at our drilling rigs or our facilities or at locations to which we have sent wastes for disposal;
•restrictions on chemicals and other hazardous substances; and
•wildlife protection, including regulations that ensure our activities do not jeopardize endangered or threatened animals, fish and plant species, nor destroy or modify the critical habitat of such species.
Various governmental authorities have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws, regulations and permits, or the release of oil or other materials into the environment, may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, the imposition of stricter conditions on or revocation of permits, the issuance of moratoria or injunctions limiting or preventing some or all of our operations, delays in granting permits and cancellation of leases, or could affect our relationship with certain consumers.
There is an inherent risk of the incurrence of environmental costs and liabilities in our business, some of which may be material, due to the handling of our customers’ hydrocarbon products as they are gathered, transported, processed and stored, air emissions related to our operations, historical industry operations, and water and waste disposal practices. For example, we, as an operator of mobile offshore drilling units in navigable US waters and certain offshore areas, including the US Outer Continental Shelf, are liable for damages and for the cost of removing oil spills for which we may be held responsible, subject to certain limitations. Our operations may involve the use or handling of materials that are classified as environmentally hazardous. Environmental laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed. Joint, several or strict liability may be incurred without regard to fault under certain environmental laws and regulations for the remediation of contaminated areas and in connection with past, present or future spills or releases of natural gas, oil and wastes on, under, or from past, present or future facilities. Private parties may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage arising from our operations. In addition, increasingly strict laws, regulations and enforcement policies could materially increase our compliance costs and the cost of any remediation that may become necessary. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us.
Our business may be adversely affected by increased costs due to stricter pollution control equipment requirements or liabilities resulting from non-compliance with required operating or other regulatory permits. Also, we might not be able to obtain or maintain from time to time all required environmental regulatory approvals for our operations. If there is a delay in obtaining any required environmental regulatory approvals, or if we fail to obtain and comply with them, the operation or construction of our facilities could be prevented or become subject to additional costs. In addition, the steps we could be required to take to bring certain facilities into regulatory compliance could be prohibitively expensive, and we might be required to shut down, divest or alter the operation of those facilities, which might cause us to incur losses.
We make assumptions and develop expectations about possible expenditures related to environmental conditions based on current laws and regulations and current interpretations of those laws and regulations. If the interpretation of laws or regulations, or the laws and regulations themselves, change, our assumptions may change, and new capital costs may be incurred to comply with such changes. In addition, new environmental laws and regulations might adversely affect our operations, as well as waste management and air emissions. For instance, governmental agencies could impose additional safety requirements, which could affect our profitability. Further, new environmental laws and regulations might adversely affect our customers, which in turn could affect our profitability.
Finally, although some of our drilling rigs will be separately owned by our subsidiaries, under certain circumstances a parent company and all of the unit-owning affiliates in a group under common control engaged in a joint venture could be held liable for damages or debts owed by one of the affiliates, including liabilities for oil spills under environmental laws. Therefore, it is possible that we could be subject to liability upon a judgment against us or any one of our subsidiaries.
Any failure to comply with the complex laws and regulations governing international trade could adversely affect our operations.
The shipment of goods, services and technology across international borders subjects our business to extensive trade laws and regulations. Import activities are governed by unique customs laws and regulations in each of the countries of operation. Moreover, many countries, including the United States, control the export and re-export of certain goods, services and technology and impose related export recordkeeping and reporting obligations. Governments also may impose economic sanctions against certain countries, persons and other entities that may restrict or prohibit transactions involving such countries, persons and entities. US sanctions, in particular, are targeted against certain countries that are heavily involved in the petroleum and petrochemical industries, which includes drilling activities.
The laws and regulations concerning import activity, export recordkeeping and reporting, export control and economic sanctions are complex and constantly changing. These laws and regulations may be enacted, amended, enforced or interpreted in a manner materially impacting our operations. Shipments can be delayed and denied export or entry for a variety of reasons, some of which are outside our control and some of which may result from failure to comply with existing legal and regulatory regimes. Shipping delays or denials could cause unscheduled operational downtime. Any failure to comply with applicable legal and regulatory trading obligations could also result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from government contracts, seizure of shipments and loss of import and export privileges.
Currently, we do not, nor do we intend to, operate in countries that are subject to significant sanctions and embargoes imposed by the US government or identified by the US government as state sponsors of terrorism, such as the Crimean region of the Ukraine, Cuba, Iran, North Korea and Syria. The US sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or strengthened over time. There can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in fines or other penalties and could result in some investors deciding, or being required, to divest their interest, or not to invest, in us. In addition, certain institutional investors may have investment policies or restrictions that prevent them from holding securities of companies that have contracts with countries identified by the US government as state sponsors of terrorism or with countries that are otherwise subject to US sanctions and embargo laws. In addition, our reputation and the market for our securities may be adversely affected if we engage in certain other activities, such as entering into drilling contracts with individuals or entities in countries subject to significant US sanctions and embargo laws that are not controlled by the governments of those countries, or engaging in operations associated with those countries pursuant to contracts with third parties that are unrelated to those countries or entities controlled by their governments.
We are subject to litigation that could have an adverse effect on us.
We are, from time to time, involved in various litigation matters. These matters may include, among other things, contract disputes, personal injury claims, asbestos and other toxic tort claims, environmental claims or proceedings, employment matters, issues related to employee or representative conduct, governmental claims for taxes or duties, and other litigation that arises in the ordinary course of our business. Although we intend to defend or pursue such matters vigorously, we cannot predict with certainty the outcome or effect of any claim or other litigation matter, and there can be no assurance as to the ultimate outcome of any litigation. Litigation may have an adverse effect on us because of potential negative outcomes, legal fees, the allocation of management’s time and attention, and other factors.
We could also face increased climate-related litigation with respect to our operations both in the US and around the world. Governmental and other entities in various US states, such as California and New York, have filed lawsuits against coal, gas oil and petroleum companies. These suits allege damages as a result of climate change, and the plaintiffs are seeking unspecified damages and abatement under various tort theories. Similar lawsuits may be filed in other jurisdictions both in the US and globally. Though we are not currently a party to any such lawsuit, these suits present uncertainty regarding the extent to which companies who are not producing oil or gas, but who are engaged in such production, such as offshore drillers, face an increased risk of liability stemming from climate change, which risk would also adversely impact the oil and gas industry and impact demand for our services.
We are a holding company, and we are dependent upon cash flow from subsidiaries, joint ventures and associates to meet our obligations.
We currently conduct our operations through our subsidiaries, including joint ventures and associates, and our operating income and cash flow are generated by such entities. As a result, cash we obtain from our subsidiaries, joint ventures and associates is the principal source of funds necessary to meet our debt service obligations. Unless they are guarantors of our indebtedness, such entities do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Contractual provisions or laws, as well as such entities’ financial condition, debt covenants, and operating requirements, may also limit our ability to obtain the cash that we require to pay our debt service obligations. Applicable tax laws may also subject such payments to us by such entities to further taxation.
The warrants we issued pursuant to the Plan, which were converted in connection with the Business Combination with Maersk Drilling, are exercisable for Ordinary Shares, and the exercise of such equity instruments would have a dilutive effect to shareholders of the Company.
On the Emergence Effective Date and pursuant to the Plan, we issued Noble Cayman Tranche 1 Warrants (as defined herein) and Noble Cayman Tranche 2 Warrants (as defined herein) to the holders of Legacy Notes (as defined herein) and Noble Cayman Tranche 3 Warrants (as defined herein) to the holders of Legacy Noble’s ordinary shares outstanding prior to the Emergence Effective Date, of which 6,203,303, 5,548,129 and 2,774,206 are outstanding as of December 31, 2022, respectively. In connection with the Business Combination with Maersk Drilling, each such warrant issued and outstanding immediately prior to the effective time of the Merger (the “Merger Effective Time”) was converted automatically into a warrant to acquire a number of Ordinary Shares equal to the number of ordinary shares of Noble Corporation underlying such warrant, with the same terms as were in effect immediately prior to the Merger Effective Time under the terms of the applicable warrant agreements with Noble Corporation. At the Merger Effective Time, we entered into three warrant agreements with respect to the converted warrants, which have substantially similar terms as were in effect immediately prior to the Merger Effective Time pursuant to the agreements with Noble Corporation.
The Tranche 1 Warrants are exercisable for one Ordinary Share per warrant at an exercise price of $19.27 per warrant, the Tranche 2 Warrants are exercisable for one Ordinary Share per warrant at an exercise price of $23.13 per warrant and the Tranche 3 Warrants are exercisable for one Ordinary Share per warrant at an exercise price of $124.40 per warrant (in each case as may be adjusted from time to time pursuant to the applicable warrant agreement). The Tranche 1 Warrants and the Tranche 2 Warrants are exercisable until 5:00 p.m., Eastern time, on February 4, 2028 and the Tranche 3 Warrants are exercisable until 5:00 p.m., Eastern time, on February 4, 2026. The Tranche 1 Warrants and the Tranche 2 Warrants have Black-Scholes protections, including in the event of a Fundamental Transaction (as defined in the applicable warrant agreement). The Tranche 1 Warrants and the Tranche 2 Warrants also provide that while the Mandatory Exercise Condition (as defined in the applicable warrant agreement) set forth in the applicable warrant agreement has occurred and is continuing, Noble or the holders of Tranche 1 Warrants or Tranche 2 Warrants representing at least 20% of the initial outstanding warrants of such tranche (the “Required Mandatory Exercise Warrantholders”) have the right and option (but not the obligation) to cause all or a portion of the warrants to be exercised on a cashless basis. In the case of Noble, under the Mandatory Exercise Condition, all of the Tranche 1 Warrants or the Tranche 2 Warrants (as applicable) would be exercised. In the case of the electing Required Mandatory Exercise Warrantholders, under the Mandatory Exercise Condition, all of their respective Tranche 1 Warrants or Tranche 2 Warrants (as applicable) would be exercised. Mandatory exercises entitle the holder of each warrant subject thereto to (i) the number of Ordinary Shares issuable upon exercise of such warrant on a cashless basis and (ii) an amount payable in cash, Ordinary Shares or a combination thereof (in Noble’s sole discretion) equal to the Black-Scholes Value (as defined in the applicable warrant agreement) with respect to the number of Ordinary Shares withheld upon exercise of such warrant on a cashless basis. As of March 6, 2023, the Mandatory Exercise Condition set forth in the warrant agreements for the Tranche 1 Warrants and the Tranche 2 Warrants had been satisfied. Between January 1, 2023 and March 6, 2023, an aggregate of 308 Ordinary Shares were issued pursuant to Tranche 1 Warrants, Tranche 2 Warrants, and Tranche 3 Warrants pursuant to all exercises. These exercises, and continued exercises of these warrants into Ordinary Shares pursuant to the terms of the outstanding warrants, will have a dilutive effect to the holdings of our existing shareholders. A significant reduction in the Company’s warrant liability primarily driven by share price volatility may result in a material incremental cash tax expense to the Company.
Future sales or the availability for sale of substantial amounts of the Ordinary Shares, or the perception that these sales may occur, could adversely affect the trading price of the Ordinary Shares and could impair our ability to raise capital through future sales of equity securities.
As of March 6, 2023, there were 134,820,112 Ordinary Shares outstanding. In addition, as of March 6, 2023, 6,203,133 Tranche 1 Warrants, 5,547,974 Tranche 2 Warrants and 2,774,204 Tranche 3 Warrants were outstanding and exercisable. We also have 2,075,225 Ordinary Shares authorized and reserved for issuance pursuant to equity awards under the Noble Corporation plc 2022 Long-Term Incentive Plan.
A large percentage of the Ordinary Shares (or warrants exercisable for Ordinary Shares) are held by a relatively small number of investors.
Sales of a substantial number of the Ordinary Shares in the public markets, exercise of a substantial number of warrants or even the perception that these sales or exercises might occur, could impair our ability to raise capital for our operations through a future sale of, or pay for acquisitions using, our equity securities.
We may issue Ordinary Shares or other securities from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of Ordinary Shares, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those Ordinary Shares or other securities in connection with any such acquisitions and investments. For example, in connection with the Business Combination with Maersk Drilling, we issued a significant number of Ordinary Shares as consideration and granted registration rights to a recipient thereof, pursuant to which we have filed a registration statement with the SEC to facilitate potential future sales of such Ordinary Shares by them.
We cannot predict the effect that future sales of Ordinary Shares will have on the price at which the Ordinary Shares trades or the size of future issuances of Ordinary Shares or the effect, if any, that future issuances will have on the market price of the Ordinary Shares. Sales of substantial amounts of the Ordinary Shares, or the perception that such sales could occur, may adversely affect the trading price of the Ordinary Shares.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The description of our rig fleet included under “Part I, Item 1, Business” is incorporated by reference herein. We lease office space in Sugar Land, Texas, where our corporate headquarters are located. In addition, we own and lease operational, administrative and marketing offices, as well as other sites used primarily for operations, storage and maintenance and repairs for drilling rigs and equipment in various locations worldwide.
Item 3. Legal Proceedings.
As of December 31, 2022, we were involved in a number of lawsuits, regulatory matters, disputes and claims, asserted and unasserted, all of which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our consolidated financial position, results of operations or cash flows. We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings. We can provide no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.
Additional information regarding legal proceedings is presented in “Note 18— Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Shares and Related Shareholder Information
On June 9, 2021, the ordinary shares, par value $0.00001 per share, of Noble Cayman (the “Noble Cayman Shares”) began trading on the NYSE under the symbol “NE.” In connection with the Business Combination with Maersk Drilling, prior to the opening of trading on September 30, 2022, the Noble Cayman Shares were suspended from trading on the NYSE. The Ordinary Shares began regular-way trading on the NYSE using Noble Cayman’s trading history under the ticker symbol “NE” immediately following the suspension of trading of the Noble Cayman Shares. In addition, the Ordinary Shares were listed and began trading on Nasdaq Copenhagen A/S (“Nasdaq Copenhagen”) under the symbol “NOBLE” in connection with the closing of the Business Combination.
On March 6, 2023, there were 134,820,112 Ordinary Shares outstanding held by 15 shareholder accounts of record. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
Exercises of Warrants
During the year ended December 31, 2022:
•1,372,756 Noble Cayman Shares or Ordinary Shares, as the case may be, were issued to holders of Noble Cayman Tranche 1 Warrants or Tranche 1 Warrants, as the case may be, pursuant to exercises of 2,107,614 Noble Cayman Tranche 1 Warrants or Tranche 1 Warrants, as the case may be;
•1,997,926 Noble Cayman Shares or Ordinary Shares, as the case may be, were issued to holders of Noble Cayman Tranche 2 Warrants or Tranche 2 Warrants, as the case may be, pursuant to exercises of 2,771,274 Noble Cayman Tranche 2 Warrants or Tranche 2 Warrants, as the case may be;
•143 Noble Cayman Shares or Ordinary Shares, as the case may be, were issued to holders of Noble Cayman Tranche 3 Warrants or Tranche 3 Warrants, as the case may be, pursuant to exercises of 3,774 Noble Cayman Tranche 3 Warrants or Tranche 3 Warrants, as the case may be; and
•6,462,767 Noble Cayman Shares were issued to holders of Noble Cayman Penny Warrants (as defined herein) pursuant to exercises of 6,463,182 Noble Cayman Penny Warrants.
Such Noble Cayman Shares or Ordinary Shares, as the case may be, were issued pursuant to the exemptions from the registration requirements of the Securities Act under Section 4(a)(2) under the Securities Act or Section 1145 of the Bankruptcy Code, as the case may be. For more information on the terms of exercise and other features of the warrants, see “Note 10— Equity” to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.
Share Repurchases
Under law, the Company is only permitted to purchase its own Ordinary Shares by way of an “off-market purchase” in a plan approved by shareholders. Such may be paid only out of Noble’s “distributable reserves” on its statutory balance sheet in accordance with law. As of the date of this report, we have shareholder authority to repurchase up to 15% per annum of the issued share capital of the Company as of the beginning of each fiscal year for a five-year period (subject to an overall aggregate maximum of 20,601,161 Ordinary Shares). During the year ended December 31, 2022, we repurchased 407,477 of our Ordinary Shares, which were subsequently cancelled.
Dividends
The declaration and payment of dividends require the authorization of the Board of Directors of Noble. Such may be paid only out of Noble’s “distributable reserves” on its statutory balance sheet in accordance with law. Therefore, Noble is not permitted to pay dividends out of share capital, which includes share premium. The payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual and indenture restrictions and other factors deemed relevant by our Board of Directors.

Stock Performance Graph
The chart below presents a comparison of the cumulative total returns, assuming $100 was invested at the beginning of the period for Noble, the Standard & Poor's 500 Index (“S&P 500”), the PHLX Oil Service Sector Index (“OSX”) and the Dow Jones US Oil Equipment and Services. Total return assumes the reinvestment of dividends, if any, in the security on the ex-dividend date. This graph depicts the past performance for the period from June 9, 2021, the day our Noble Cayman Shares began trading on the NYSE, through December 31, 2022, and in no way should be used to predict future share performance. In connection with the Business Combination with Maersk Drilling, prior to the opening of trading on September 30, 2022, the Noble Cayman Shares were suspended from trading on the NYSE. The Ordinary Shares began regular-way trading on the NYSE using Noble Cayman’s trading history under the ticker symbol “NE” immediately following the suspension of trading of the Noble Cayman Shares.

	INDEXED RETURNS
Company / Index	June 9, 2021	December 31, 2021	December 31, 2022
Noble Corporation plc	$100.00	$100.24	$152.36
S&P 500 Index	100.00	112.95	90.99
Dow Jones US Oil Equipment & Services Index	100.00	77.84	127.98
OSX Index	100.00	78.50	124.90
The above graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our financial position at December 31, 2022 and 2021, and our results of operations for the year ended December 31, 2022, the period from February 6 through December 31, 2021, and the period from January 1 through February 5, 2021.
The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed by Noble and Finco.
Executive Overview
Noble is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. Our business strategy is centered around providing efficient, reliable and safe offshore drilling services to our customers. The Business Combination with Maersk Drilling created one of the youngest and highest specification fleets of global scale in the industry, with diversification across asset classes, geographic regions and customers. The Combined company has a track record of industry-leading utilization; coupled with an unwavering commitment to best-in-class safety performance and customer satisfaction. We strive to be a leader in industry innovation and first-mover in sustainability.
Our fleet consists predominately of technologically advanced units, equipped with sophisticated systems and components prepared to execute our customers’ increasingly complicated offshore drilling programs safely and with greater efficiency. We are primarily focused on the ultra-deepwater market and the harsh, and ultra-harsh environment jackup markets, which typically are more technically challenging markets in which to operate.
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
As of the filing date of this Annual Report on Form 10-K, our fleet of 32 drilling rigs consisted of 19 floaters and 13 jackups strategically deployed worldwide. We typically employ each drilling unit under an individual contract, and many contracts are awarded based upon a competitive bidding process.
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
For the year ended December 31, 2022 our financial and operating results include:
•operating revenues totaling $1,413.8 million;
•net income of $168.9 million or $1.73 per diluted share;
•net cash provided by operating activities totaling $281.0 million;
•successful completion of the Business Combination with Maersk Drilling; and
•nothing drawn down on the Revolving Credit Facility as of December 31, 2022 and cash of $476.2 million.
Demand for our services is driven by the offshore exploration and development programs of oil and gas operators, which in turn are influenced by many factors. Those factors include, but are not limited to, the price and price stability of oil and gas, the relative cost and carbon footprint of offshore resources within each operator’s broader energy portfolio, global macroeconomic conditions, world energy demand, the operator’s strategy toward renewable energy sources, environmental considerations and governmental policies.
Over the last decade, the offshore drilling industry has experienced significant volatility and change, which has meaningfully impacted both the supply of, and demand for, offshore rigs. After several years of a significantly oversupplied rig market, industry conditions had started to gradually improve in 2019, which was evidenced by increasing utilization and improving dayrates. However, in the first half of 2020, this gradual recovery was abruptly halted as oil prices experienced concurrent supply and demand shocks. The supply shock was driven by production disagreements among OPEC+ members that resulted in a sudden and a significant oversupply of oil, and the demand shock by the onset of the global COVID-19 pandemic that resulted in a meaningful reduction in global economic activity and produced significant uncertainty among our customers. This had a negative impact on both utilization and dayrates for the offshore drilling industry and led to further financial challenges for many drilling and other service companies. However, by early 2021, oil prices returned to pre-pandemic levels and continued to rise throughout 2021.
During 2022, oil prices generally remained at levels that were supportive of offshore exploration and development activity. While the ongoing Russia-Ukraine conflict and related sanctions, inflationary pressures and the subsequent government and central bank efforts to curb inflation, recession concerns, and supply chain disruptions did create some uncertainty relating to future global energy demand, global rig demand increased in 2022.
This rise was the result of the combination of growing confidence in commodity prices remaining at or above current levels, heightened focus on energy security, recent multi-year underinvestment in the development and exploration of hydrocarbons, and relative attractiveness of offshore plays with respect to both cost and a carbon emissions perspective resulted in an overall increase in global rig demand in 2022. This had a positive impact on both utilization and day rates for certain of our rig classes.
Recent Events
Business Combination with Maersk Drilling. On the Closing Date, pursuant to the Business Combination Agreement, Noble completed the Offer and the Compulsory Purchase was completed in mid-November 2022, at which time Maersk Drilling became a wholly owned subsidiary of Noble. On October 5, 2022, Noble and Shelf Drilling (North Sea), Ltd. and Shelf Drilling, Ltd. (together, “Shelf Drilling”) completed the sale by Noble and the purchase by Shelf Drilling (the “Rig Transaction”) of five jackup rigs (the “Remedy Rigs”) and all related support and infrastructure (collectively, and together with the related offshore and onshore personnel and related operations, the “Divestment Business”), for a purchase price of $375 million in cash.
For additional information on the Business Combination, see “Note 4— Acquisitions and Divestitures” to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.
Listing. The Noble Cayman Shares, which traded under the symbol “NE” on the New York Stock Exchange (the “NYSE”), were suspended from trading on the NYSE prior to the open of trading on the Merger Effective Date. The Ordinary Shares began regular-way trading on the NYSE using Noble Cayman’s trading history under the symbol “NE” immediately following the suspension of trading of the Noble Cayman Shares on the Merger Effective Date. In addition, the Ordinary Shares were listed and began trading on Nasdaq Copenhagen under the symbol “NOBLE” in connection with the closing of the Business Combination.
Outlook
During 2022, oil prices generally remained at levels that were supportive of offshore exploration and development activity. While the ongoing Russia-Ukraine conflict and related sanctions, inflationary pressures and the subsequent government and central bank efforts to curb inflation, recession concerns, and supply chain disruptions did create some uncertainty relating to future global energy demand, global rig demand increased in 2022.
The global rig supply has come down from historic highs as Noble and other offshore drilling contractors have retired less capable and idle assets. Concurrently, the incoming supply of newbuild offshore drilling rigs has diminished materially, with several newbuild rigs stranded in shipyards. However, we expect many of these stranded newbuild rigs may make their way into the global market over the next few years.
Although the market outlook in our business varies by geographical region and water depth, we remain encouraged by the recovery in the ultra-deepwater floater market, with overall demand having increased from 2020 lows. Our customers continue to focus on the highest specification floaters, which represents the majority of our floater fleet. We have also experienced an overall increase in the global jack-up market, with the Middle East being the largest component of this increase.
The energy transition from hydrocarbons to renewables poses a challenge to the oil and gas sector and our market. Energy rebalancing trends have accelerated in recent years as evidenced by promulgated or proposed government policies and commitments by many of our customers to further invest in sustainable energy sources. Our industry could be further challenged as our customers rebalance their capital investments more towards alternative energy sources. However, at the same time, there continues to be a global dependence on the combustion of hydrocarbons to provide reliable and affordable energy. Low-cost and low-emission barrels are still necessary to meet energy needs, both current and future. Global energy demand is predicted to increase over the coming decades, and we expect that offshore oil and gas will continue to play an important and sustainable role in meeting this demand.
We expect inflationary pressures and supply chain disruptions to persist, and potentially accelerate, which has led or may lead to increased costs of services.
Contract Drilling Services Backlog
We maintain a backlog of commitments for contract drilling services. Our contract drilling services backlog reflects estimated future revenues attributable to signed drilling contracts. While backlog did not include any letters of intent as of December 31, 2022, in the past we have included in backlog certain letters of intent that we expect to result in binding drilling contracts. As of December 31, 2022, contract drilling services backlog totaled approximately $3.9 billion, which represents approximately 57 percent of available days for 2023.
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

The table below presents the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31, (1)
	Total	2023	2024	2025
	(In thousands)
Contract Drilling Services Backlog
Floaters (2) (3)	$2,707,142	$1,358,491	$839,562	$509,089
Jackups	1,188,128	298,843	273,579	235,148
Total	$3,895,270	$1,657,334	$1,113,141	$744,237
Percent of Available Days Committed (4)
Floaters (3)		57%	33%	19%
Jackups		56%	34%	24%
Total		57%	33%	21%
(1)Represents a twelve-month period beginning January 1. Some of our drilling contracts provide customers with certain early termination rights and, in limited cases, those termination rights require minimal or no notice and minimal financial penalties.
(2)One of our long-term drilling contracts with Shell, the Noble Globetrotter II, contains a dayrate adjustment mechanism that utilizes an average of market rates that match a set of distinct technical attributes and is subject to a modest discount, beginning on the fifth-year anniversary of the contract and continuing every six months thereafter. The contract now has a contractual dayrate floor of $275,000 per day. The dayrate for this rig will not be lower than the higher of (i) the contractual dayrate floor or (ii) the market rate as calculated under the adjustment mechanism.
(3)Noble entered into a multi-year Commercial Enabling Agreement (the “CEA”) with ExxonMobil in February 2020. Under the CEA, dayrates earned by each rig will be updated twice per year to the projected market rate at the time the new rate goes into effect, subject to a scale-based discount and a performance bonus that appropriately aligns the interests of Noble and ExxonMobil. Under the CEA, the table above includes awarded and remaining term of two years and 11 months related to each of the four following rigs: the Noble Tom Madden, Noble Bob Douglas, Noble Don Taylor and Noble Sam Croft. Under the CEA, ExxonMobil may reassign terms among rigs.
(4)Percent of available days committed is calculated by dividing the total number of days our rigs are operating under contract for such period by the product of the number of our rigs, including cold-stacked rigs, and the number of calendar days in such period.
The amount of actual revenues earned and the actual periods during which revenues are earned may be materially different than the backlog amounts and backlog periods presented in the table above due to various factors, including, but not limited to, shipyard and maintenance projects, unplanned downtime, the operation of market benchmarks for dayrate resets, achievement of bonuses, weather conditions, reduced standby or mobilization rates and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the periods for which the backlog is calculated. See Part I, Item 1A, “Risk Factors—Risks Related to Our Business and Operations—Our current backlog of contract drilling revenue may not be ultimately realized.”
As of December 31, 2022, ExxonMobil and Aker BP represented approximately 41.1 percent and 21.5 percent of our backlog, respectively.

Results of Operations
Results for the year ended December 31, 2022 compared to the period from February 6 through December 31, 2021 (“Prior Year Successor Period”) and the period from January 1 through February 5, 2021 (“Prior Year Predecessor Period”)
Net income for the year ended December 31, 2022 was $168.9 million, or $1.73 per diluted share, on operating revenues of $1.4 billion. Net income for the Prior Year Successor Period was $102.0 million, or $1.51 per diluted share, on operating revenues of $770.3 million. Net income for the Prior Year Predecessor Period was $250.2 million, or $0.98 per diluted share, on operating revenues of $77.5 million.
As a result of Noble conducting all of its business through Finco and its subsidiaries, the financial position and results of operations for Finco, and the reasons for material changes in the amount of revenue and expense items for the year ended December 31, 2022 and the Prior Year Successor Period and the Prior Year Predecessor Period would be the same as the information presented below regarding Noble in all material respects, with the exception of operating income (loss), the gain on bargain purchase and reorganization cost, net.
For the year ended December 31, 2022, Finco’s operating income was $75.6 million higher than that of Noble. For the Prior Year Successor Period and the Prior Year Predecessor Period, Finco’s operating income was $47.7 million and $0.3 million higher than that of Noble, respectively. The operating income (loss) difference is primarily a result of expenses related to legal costs and administration attributable to Noble for operations support and stewardship-related services.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “—Contract Drilling Services” below.
The following table presents the average rig utilization, operating days and average dayrates for our rig fleet for the periods indicated.

	Average Rig Utilization (1)			Operating Days (2)			Average Dayrates (2)
	Successor		Predecessor	Successor		Predecessor	Successor		Predecessor
	Year Ended December 31, 2022	Period From February 6, 2021 through December 31, 2021	Period From January 1, 2021 through February 5, 2021	Year Ended December 31, 2022	Period From February 6, 2021 through December 31, 2021	Period From January 1, 2021 through February 5, 2021	Year Ended December 31, 2022	Period From February 6, 2021 through December 31, 2021	Period From January 1, 2021 through February 5, 2021
Floaters (3)	77%	71%	86%	3,654	2,561	216	$273,500	$208,443	$231,745
Jackups (3)	77%	68%	58%	2,751	2,545	252	119,251	88,742	95,212
Total	77%	70%	68%	6,405	5,106	468	$207,240	$148,780	$158,228
(1)We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet.
(2)An operating day is defined as a calendar day during which a rig operated under a drilling contract. We define average dayrates as revenue from contract drilling services earned per operating day. Average dayrates have not been adjusted for the non-cash amortization related to favorable and unfavorable customer contract intangibles.
(3)Calculations in the table include the rigs acquired in connection with the Business Combination Agreement after the Closing Date of October 3, 2022. Calculations in the above table exclude the five jackups sold in the fourth quarter of 2022 in connection with the Rig Transaction, following the closing of the sale on October 5, 2022.

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the period indicated (dollars in thousands):

	Successor		Predecessor
		Period From	Period From
		February 6, 2021	January 1, 2021
	Year ended	through	through
	December 31, 2022	December 31, 2021	February 5, 2021
Operating revenues:
Contract drilling services	$1,332,841	$708,131	$74,051
Reimbursables and other (1)	81,006	62,194	3,430
	$1,413,847	$770,325	$77,481
Operating costs and expenses:
Contract drilling services	$897,096	$639,442	$46,965
Reimbursables (1)	64,427	55,832	2,737
Depreciation and amortization	146,879	89,535	20,622
General and administrative	82,177	62,476	5,727
Merger and integration costs	84,668	24,792	—
Gain on sale of operating assets, net	(90,230)	(185,934)	—
Hurricane losses and (recoveries), net	60	23,350	—
	1,185,077	709,493	76,051
Operating income (loss)	$228,770	$60,832	$1,430
(1)We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
Contract Drilling Services Revenues

		Successor				Predecessor
				Period From		Period from
				February 6, 2021		January 1, 2021
		Year ended		through		through
		December 31, 2022		December 31, 2021		February 5, 2021
		Floaters	Jackups	Floaters	Jackups	Floaters	Jackups
Contract drilling services revenues		$997.8	$335.0	$482.3	$225.8	$50.1	$24.0
Contract drilling services costs		$600.2	$296.9	$368.7	$270.7	$25.8	$21.2
Average Rig Utilization		76.7%	77.3%	71%	68%	86%	58%
Operating Days		3,654	2,751	2,561	2,545	216	252
Average Dayrates		$273,500	$119,251	$208,443	$88,742	$231,745	$95,212
Total rigs	— Beginning	12	8	7	12	7	12
	— Acquired	8	10	7	—	—	—
	— Disposed	(1)	(5)	(2)	(4)	—	—
	— Ending	19	13	12	8	7	12

Floaters. During the year ended December 31, 2022, floaters generated revenue of $997.8 million, as compared to $482.3 million in the Prior Year Successor Period. The increase in revenue is mainly attributable to (i) $170.8 million contributed by rigs acquired in the Business Combination with Maersk Drilling; (ii) $193.7 million due to an increase in average day rate in the current period; and (iii) $144.1 million due to increased demand in the current period. Partly off-setting these increases were (i) $20 million from rigs with fewer operating days in the current period and (ii) the divestiture of a semi-submersible in early 2022. Additionally, contract drilling revenue for the current period increased $42.0 million due to the non-cash amortization related to customer contract intangibles which were recognized on the Effective Date, as well as contract intangibles and contract liabilities recognized in connection with the Business Combination with Maersk Drilling.
Jackups. During the year ended December 31, 2022, jackups generated revenue of $335.0 million, as compared to $225.8 million in the Prior Year Successor Period. The increase in revenue is mainly attributable to (i) $103.6 million provided by rigs acquired in the Business Combination with Maersk Drilling; and (ii) $82.4 million from additional operating days in the current period. These increases were offset by (i) $1.5 million for the divestiture of the Remedy Rigs; (ii) $73.9 million for the divestiture of the jackup fleet located in Saudi Arabia; (iii) $3.4 million from rigs with few operating days in the current period; and (iv) $4.8 million from net changes in dayrates. Additionally, contract drilling revenue for the current period increased $6.8 million due to the non-cash amortization related to customer contract intangibles which were recognized in connection with the Business Combination with Maersk Drilling.
Floaters and Jackups (Prior Year Predecessor Period). During the Prior Year Predecessor Period, contract drilling services revenues totaled $50.1 million for our floaters and $24.0 million for our jackups. All six contracted floaters and seven of our eight contracted jackups operated for the entire period. This was offset by one contracted jackup not operating for the full period, which was on suspension.
Operating Costs and Expenses
Floaters. During the year ended December 31, 2022, total contract drilling services costs related to floaters was $600.2 million. Contract drilling services costs related to floaters totaled $368.7 million in the Prior Year Successor Period. The primary drivers of the increase are: (i) eight additional floaters acquired in the Business Combination with Maersk Drilling in the fourth quarter of 2022; (ii) five additional floaters acquired in April 2021 from Pacific Drilling; (iii) additional available days in the current year compared to the Prior Year Successor Period; and iv) increased crew and material costs across the fleet due to inflation. These increases were offset by the divestiture of a semi-submersible unit in early 2022 and two units in the Prior Year Successor Period.
Jackups. During the year ended December 31, 2022, contract drilling services costs related to jackups was $296.9 million. Contract drilling services costs related to jackups totaled $270.7 million in the Prior Year Successor Period. During the year ended December 31, 2022, cost increases are primarily related to: (i) the 10 jackups acquired in conjunction with the Business Combination with Maersk Drilling in October 2022 and (ii) increased crew and material costs across the fleet due to inflation. These increases were partly offset by the reduction of expenses after the sale of the four jackups in Saudi Arabia in the fourth quarter of 2021 and five Remedy Rigs in October 2022.
Floaters and Jackups (Prior Year Predecessor Period). During the Prior Year Predecessor Period, contract drilling services costs totaled $25.8 million for our floaters and $21.2 million for our jackups. Reduced operating costs in the period was a result of 4 rigs being stacked during the entire period.
Depreciation and Amortization. Depreciation and amortization totaled $146.9 million and $89.5 million during the year ended December 31, 2022, and the Prior Year Successor Period respectively. Depreciation increased by $57.4 million in 2022 primarily due to $47.9 million related to 18 rigs and related equipment acquired in the Business Combination. Additionally, the rigs acquired in the Pacific Drilling Merger had a full year of depreciation expense in 2022. The increase is offset by six rigs sold in 2022 and two drillships and four jackup rigs sold in 2021. Depreciation for the Prior Year Predecessor Period was $20.6 million.
General and Administrative Expenses. General and administrative expenses totaled $82.2 million and $62.5 million during the year ended December 31, 2022, and the Prior Year Successor Period, respectively. The increase is primarily due to increased personnel costs, innovation costs and professional fees. General and administrative expenses totaled $5.7 million for the Prior Year Predecessor Period.
Merger and Integration Costs. During the year ended December 31, 2022, Noble incurred $84.7 million of merger and integration costs primarily in connection with the Business Combination with Maersk Drilling. During the Prior Year Successor Period, Noble incurred $24.8 million of merger and integration costs in connection with the Pacific Drilling Merger and the Business Combination with Maersk Drilling. For additional information, see “Note 4— Acquisitions and Divestitures” and “Note 5— Merger and Integration Costs” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Gain on Sale of Operating Assets, Net. During the year ended December 31, 2022, Noble recognized a gain, net of transaction costs, of $90.2 million in connection with the sale of the Divestment Business and the Noble Clyde Boudreaux. Noble recorded a gain of $185.9 million and Finco recorded a gain of $187.5 million resulting from the sale of five jackup rigs during the Prior Year Successor Period. For additional information, see “Note 4— Acquisitions and Divestitures” and “Note 7— Property and Equipment” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Hurricane Losses and Recoveries, Net. Noble incurred $22.0 million of costs during the year ended December 31, 2022, which primarily related to additional costs as a result of the Hurricane Ida incident, which was offset by insurance recoveries of $21.9 million. Noble incurred $30.9 million of costs and received recoveries of $7.5 million from our insurance in connection to damages sustained from Hurricane Ida during the Prior Year Successor Period. For additional information, see ”Note 7— Property and Equipment” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Other Income and Expenses
Interest Expense. Interest expense totaled $42.7 million and $31.7 million for the year ended December 31, 2022, and the Prior Year Successor Period, respectively. The year ended December 31, 2022 included interest expense on our Second Lien Notes, Revolving Credit Facility, DNB Credit Facility and DSF Credit Facility (each as defined herein) acquired in the Business Combination with Maersk Drilling. The Prior Year Successor Period includes interest expense on our then newly issued Second Lien Notes as well as borrowings under our Revolving Credit Facility, slightly offset by capitalized interest of $2.0 million. Interest expense for the Prior Year Predecessor Period was $0.2 million. For additional information, see “Note 9— Debt“ to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Gain on Bargain Purchase. Noble recognized a $62.3 million gain on the bargain purchase of Pacific Drilling during the Prior Year Successor Period. For additional information, see “Note 4— Acquisitions and Divestitures” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Income Tax Provision (Benefit). We recorded income tax expense of $22.6 million and $0.4 million during the year ended December 31, 2022 and the Prior Year Successor Period, respectively. An income tax expense of $3.4 million was recorded for the Prior Year Predecessor Period.
During the year ended December 31, 2022, our tax provision included tax benefits of $42.1 million related to a release of valuation allowance in Guyana and Luxembourg, $1.3 million related primarily to other deferred tax adjustments, and $6.6 million related to a reduction in legacy Maersk tax contingencies primarily due to favorable foreign exchange movements. Such tax benefits were offset by tax expenses of $2.3 million related to the sale of the Remedy Rigs, $10.8 million related to contract fair value amortization, and various recurring items comprised of Guyana excess withholding tax on gross revenue of $34.7 million and annual current and deferred tax expense accrual of $24.9 million primarily in Luxembourg, Switzerland, U.S, Norway, and Ghana.
During the Prior Year Successor Period, our tax provision included tax benefits of $24.2 million related to US and non-US reserve releases, $12.6 million related to a US tax refund, $22.8 million related to deferred tax assets previously not recognized, $1.9 million related to recognition of a non-US refund claim and $1.2 million related primarily to deferred tax adjustments. Such tax benefits were offset by tax expenses of $21.2 million related to various recurring items primarily comprised of Guyana withholding tax on gross revenue and $42.0 million related to non-US tax reserves.
During the Prior Year Predecessor Period, our income tax provision included a tax benefit of $1.7 million related to non-US reserve release and tax expense of $2.5 million related to fresh start and reorganization adjustments, and other recurring tax expenses of approximately $2.6 million.
2021 Compared to 2020
Information related to a comparison of our results of operations for the Prior Year Successor Period and the Prior Year Predecessor Period, on the one hand, compared to our fiscal year ended December 31, 2020, on the other hand, is included in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 17, 2022.
Liquidity and Capital Resources
Senior Secured Revolving Credit Facility
As of December 31, 2022, we had no loans outstanding and $21.1 million of letters of credit issued under our senior secured revolving credit agreement (the “Revolving Credit Facility”) and an additional $8.7 million in letters of credit and surety bonds issued under bilateral arrangements. For additional information about our Revolving Credit Facility, see “Note 9— Debt” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Second Lien Notes Indenture
As of December 31, 2022, we had outstanding $173.7 million aggregate principal amount of our Second Lien Notes. Interest on the Second Lien Notes accrues, at Finco’s option, at a rate of: (i) 11% per annum, payable in cash; (ii) 13% per annum, with 50% of such interest to be payable in cash and 50% of such interest to be payable by issuing additional Second Lien Notes (“PIK Notes”); or (iii) 15% per annum, with the entirety of such interest to be payable by issuing PIK Notes. Finco pays interest semi-annually in arrears on February 15 and August 15 of each year, commencing August 15, 2021. For accrual purposes, we have assumed we will make the next interest payment in cash and have accrued at a rate of 11%; however, the actual interest election will be made no later than the record date for such interest payment. For additional information about our Second Lien Notes, see “Note 9— Debt” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Debt Open Market Repurchases
In August 2022, we purchased $1.6 million aggregate principal amount of our Second Lien Notes for approximately $1.8 million, plus accrued interest, as open market repurchases and recognized a loss of approximately $0.2 million.
In the fourth quarter of 2022, we purchased $40.7 million aggregate principal amount of our Second Lien Notes for approximately $46.2 million, plus accrued interest, as open market repurchases and recognized a loss of approximately $4.4 million.
New DNB Credit Facility
On November 22, 2022, Noble entered into a Term Facility Agreement among Maersk Drilling, as the borrower, the Company, as parent guarantor, certain subsidiaries of Maersk Drilling thereto as guarantors, and the lenders identified therein, with DNB Bank ASA, New York Branch acting as Agent. On December 22, 2022, the Utilisation Date (as defined in the New DNB Credit Facility) occurred under the New DNB Credit Facility, and Maersk Drilling borrowed the full $350.0 million available thereunder. See “Note 9— Debt” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
DSF Credit Facility
As of December 31, 2022, Maersk Drilling had $149.7 million of outstanding term loans under the DSF Credit Facility, which were paid in full with cash on hand on February 23, 2023. See “Note 9— Debt” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Sources and Uses of Cash
Our principal sources of capital in 2022 were cash generated from operating activities. Cash on hand during 2022 was primarily used for the following:
•normal recurring operating expenses;
•repurchases or repayments of debt and interest;
•fees and expenses related to merger and integration costs of the Business Combination; and
•capital expenditures.
Currently, our anticipated cash flow needs, both in the short-term (fiscal year 2023) and long-term (beyond fiscal year 2023), may include the following:
•normal recurring operating expenses;
•planned and discretionary capital expenditures;
•repurchase, redemptions, or repayments of debt and interest;
•fees and expenses related to merger and integration costs of the Business Combination;
•share repurchases and dividends; and
•certain contractual cash obligations and commitments.
We may, from time to time, redeem, repurchase or otherwise acquire our outstanding Second Lien Notes through open market purchases, tender offers or pursuant to the terms of such securities. We may seek to fund any such redemptions, repurchases or acquisitions of the Second Lien notes through the issuances of long-term debt securities or other similar instruments, subject to market conditions or other factors.

We currently expect to fund our cash flow needs with cash generated by our operations, cash on hand, proceeds from sales of assets, or borrowings under our credit facilities and we believe this will provide us with sufficient ability to fund our cash flow needs over the next 12 months. Subject to market conditions and other factors, we may also issue equity or long-term debt securities to fund our cash flow needs and for other purposes.
Net cash provided by operating activities was $281.0 million for the year ended December 31, 2022 and $51.6 million for the Prior Year Successor Period, while net cash used in operating activities was $45.4 million for the Prior Year Predecessor Period. The current year ended December 31, 2022 and the Prior Year Successor Period benefited from a cash inflow from operating assets and liabilities, while the Prior Year Predecessor Period had a cash outflow from operating assets and liabilities. We had working capital of $384.7 million at December 31, 2022 and $207.3 million at December 31, 2021 .
Net cash provided by investing activities was $375.8 million for the year ended December 31, 2022, and $207.9 million during the Prior Year Successor Period while net cash used in investing activities was $14.4 million during the Prior Year Predecessor Period. The current year includes proceeds from the sale of the Remedy Rigs and cash acquired in the Business Combination with Maersk Drilling. The 2021 Successor period includes proceeds from the sale of for rigs in Saudi Arabia in November 2021, cash acquired from the Pacific Drilling merger and proceeds from the sale of two rigs in late June 2021.
Net cash used in financing activities was $367.8 million for the year ended December 31, 2022, and $176.8 million for the Prior Year Successor Period and $191.2 million for the Prior Year Predecessor Period. During the year ended December 31, 2022, Noble refinanced part of the assumed debt from the Business Combination, resulting in a net pay down of $277.3 million. In the year ended 2022, we utilized approximately $48.1 million of cash to repurchase $42.3 million aggregate principal amount of our Second Lien Notes plus accrued interest, as open market repurchases and recognized a loss of approximately $4.6 million. The Prior Year Successor Period included net payments on our Revolving Credit Facility. The Prior Year Predecessor Period included the repayment of Legacy Noble’s credit facility, issuances of the Second Lien Notes and borrowings on the Revolving Credit Facility. The Compulsory Purchase was completed in the fourth quarter of 2022, at a cost of $69.9 million, paid in DKK and 4.1 million shares issued.
At December 31, 2022, we had a total contract drilling services backlog of approximately $3.9 billion, which includes a commitment of 57 percent of available days for 2023. For additional information regarding our backlog, see “—Contract Drilling Services Backlog.”
Capital Expenditures
Capital expenditures totaled $193.6 million, $159.9 million, and $10.3 million, for the year ended December 31, 2022, the Prior Year Successor Period and the Prior Year Predecessor Period, respectively. Capital expenditures for the year ended December 31, 2022 consisted of the following:
•$111.0 million for sustaining capital;
•$45.0 million in major projects, including subsea and other related projects; and
•$37.6 million for rebillable capital and contract modifications.
Our total capital expenditure estimate for 2023, net of client reimbursables, is expected to range between $325 million and $365 million, of which approximately $210 to $230 million is currently anticipated to be spent for sustaining capital. We anticipate additional capital costs to repair the Noble Regina Allen, however, we are in the process of completing an insurance claim for reimbursement to cover the majority of the costs.
From time to time we consider possible projects that would require expenditures that are not included in our capital budget, and such unbudgeted expenditures could be significant. In addition, while liquidity and preservation of capital remains our top priority, we will continue to evaluate acquisitions of drilling units from time to time.
Share Capital
As of March 6, 2023, there were 134,820,112 Ordinary Shares outstanding. In addition, as of March 6, 2023, 6,203,133 Tranche 1 Warrants, 5,547,974 Tranche 2 Warrants and 2,774,204 Tranche 3 Warrants were outstanding and exercisable. We also have 2,075,225 Ordinary Shares authorized and reserved for issuance pursuant to equity awards under the Noble Corporation plc 2022 Long-Term Incentive Plan.
The declaration and payment of dividends require the authorization of the Board of Directors of Noble. Such dividends may be paid only out of Noble’s “distributable reserves” on its statutory balance sheet in accordance with law. Therefore, Noble is not permitted to pay dividends out of share capital, which includes share premium. The payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual and indenture restrictions and other factors deemed relevant by our Board of Directors; however, at this time, we do not expect to pay any dividends in the foreseeable future.
Share Repurchases
Under law, the Company is only permitted to purchase its own Ordinary Shares by way of an “off-market purchase” in a plan approved by shareholders. Such may be paid only out of Noble’s “distributable reserves” on its statutory balance sheet in accordance with law. As of the date of this report, we have shareholder authority to repurchase up to 15% per annum of the issued share capital of the Company as of the beginning of each fiscal year for a five-year period (subject to an overall aggregate maximum of 20,601,161 Ordinary Shares). During the year ended December 31, 2022, we repurchased 407,477 of our Ordinary Shares, which were subsequently cancelled.
Summary of Contractual Cash Obligations and Commitments
We have $175.9 million of long-term tax reserves for uncertain tax positions, including interest and penalties, which are included in “Other liabilities” due to the difficulty in making reasonably reliable estimates of the timing of cash settlements to taxing authorities. See “Note 14— Income Taxes” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
At December 31, 2022, $159.7 million of long-term debt will be due in the next twelve months and $513.1 million will be due subsequent to 2023. See “Note 9— Debt” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. We may seek to refinance all or a portion of our long-term debt obligations, including the Revolving Credit Facility, the Second Lien Notes and the New DNB Credit Facility, though any such refinancing transactions are subject to market and other conditions and there are no assurances that we will complete any such transactions, in whole or in part, or as to the amount or timing of any such transactions.
At December 31, 2022, $12.1 million of pension obligations will be due in the next twelve months and the remainder of $121.7 million will be due subsequent to 2023. See “Note 15— Employee Benefit Plans” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. In addition, $9.5 million is due on a long-term basis under the Danish Holiday Act of 2020.
For a description of our operating lease obligations, refer to “Note 13— Leases” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
At December 31, 2022, we had other commitments that we are contractually obligated to fulfill with cash if the obligations are called. These obligations include letters of credit that guarantee our performance as it relates to our drilling contracts, tax and other obligations in various jurisdictions. These letters of credit obligations are not normally called, as we typically comply with the underlying performance requirement. At December 31, 2022, $14.1 million letters of credit and commercial commitments will be due in the next twelve months and the remainder of $15.7 million will be due subsequent to 2023.
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
The Second Lien Notes and such guarantees are secured by second priority liens on the collateral securing the obligations under the Revolving Credit Facility, including, among other things, (i) a pledge of the equity interests in Finco, (ii) pledges of the equity interests in the Guarantors and (iii) a lien on substantially all of the assets of Finco and the Guarantors (including the equity interests in substantially all of the other direct subsidiaries of Finco and the Guarantors), in each case, subject to certain exceptions and limitations (collectively, the “Collateral”). The Collateral also includes mortgages on certain rigs owned by the Guarantors. None of Pacific Drilling, Maersk Drilling or any of their respective current subsidiaries is a subsidiary guarantor of the Revolving Credit Facility or the Second Lien Notes. The Collateral does not include (i) any assets of, or equity interests in, Pacific Drilling or any of its current subsidiaries, or (ii) any assets of, or equity interests in, Maersk Drilling or any of its current subsidiaries.
Second Lien Note Guarantees
The guarantees by the Guarantors are unconditional, irrevocable, joint and several senior obligations of each Guarantor and rank equally in right of payment with all future senior indebtedness of such Guarantor and effectively senior to all of such Guarantor’s unsecured senior indebtedness. The guarantees rank senior in right of payment to any existing and future subordinated obligations of such Guarantor and are effectively junior to any obligations of such Guarantor that are secured by senior liens on the Collateral or secured by assets which do not constitute Collateral. Under the indenture governing the Second Lien Notes, a Guarantor may be released and relieved of its obligations under its guarantee under certain circumstances, including: (1) upon Finco’s exercise of legal defeasance in accordance with the relevant provisions of the indenture governing the Second Lien Notes, (2) in the event of any sale or other disposition of all of the capital stock of any Guarantor in compliance with the provisions of the indenture governing the Second Lien Notes, (3) upon the dissolution or liquidation of a Guarantor, (3) with the requisite consent of the noteholders, (4) if such Guarantor is properly designated as an unrestricted subsidiary in accordance with the indenture governing the Second Lien Notes, (5) upon the release or discharge of the Guarantor’s obligations under its guarantee or (6) with respect to certain future immaterial guarantors, upon a written notice from Finco to the trustee for the Second Lien Notes.
Finco is a holding company with no significant operations or material assets other than the direct and indirect equity interests it holds in the Guarantors and other non-guarantor subsidiaries. Finco conducts its operations primarily through its subsidiaries. As a result, its ability to pay principal and interest on the Second Lien Notes is dependent on the cash flow generated by its subsidiaries and their ability to make such cash available to Finco by dividend or otherwise. The earnings of Finco’s subsidiaries will depend on their financial and operating performance, which will be affected by general economic, industry, financial, competitive, operating, legislative, regulatory and other factors beyond Finco’s control. Any payments of dividends, distributions, loans or advances to Finco by its subsidiaries could also be subject to restrictions on dividends under applicable local law in the jurisdictions in which such subsidiaries operate. In the event that Finco does not receive sufficient distributions from its subsidiaries, or to the extent that the assets of the Guarantors are insufficient, Finco may be unable to make payments on the Second Lien Notes.
Pledged Equity of Affiliates
Pursuant to the terms of the Second Lien Notes collateral documents, the collateral agent under the indenture governing the Second Lien Notes may pursue remedies, or pursue foreclosure proceedings on the Collateral (including the equity of the Guarantors and certain other direct subsidiaries of Finco and the Guarantors), following an event of default under the indenture governing the Second Lien Notes. The collateral agent’s ability to exercise such remedies is limited by the intercreditor agreement for so long as any priority lien debt is outstanding.
The pledged equity of the Guarantors constitutes substantially all of the securities of those of our affiliates which have been pledged to secure the obligations under the Second Lien Notes. The value of the pledged equity is subject to fluctuations based on factors that include, among other things, general economic conditions and the ability to realize on the collateral as part of a going concern and in an orderly fashion to available and willing buyers and not under distressed circumstances. There is no trading market for the pledged equity interests.
Under the terms of the documents governing the Second Lien Notes (the “Second Lien Notes Documents”), Finco and the Guarantors will be entitled to the release of the Collateral from the liens securing the Second Lien Notes under one or more circumstances, including (1) to the extent required by or pursuant to the terms of the Second Lien Notes Documents; (2) to the extent that proceeds continue to constitute Collateral, in the event that Collateral is sold, transferred, disbursed or otherwise disposed of to third parties; or (3) as otherwise provided in the Second Lien Notes Documents, including the release of the priority lien on such Collateral. Upon the release of any Guarantor from its guarantee, if any, in accordance with the terms of the indenture governing the Second Lien Notes, the lien on any pledged equity interests issued by such Guarantor and on any assets of such Guarantor will automatically terminate.
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

Summarized Balance Sheet Information:

	Successor
	December 31, 2022	December 31, 2021
Current assets	$481,455	$362,440
Amounts due from non-guarantor subsidiaries, current	5,979,081	5,162,678
Noncurrent assets	1,050,406	1,265,785
Amounts due from non-guarantor subsidiaries, noncurrent	377,609	646,778
Current liabilities	206,623	199,178
Amounts due to non-guarantor subsidiaries, current	6,556,672	5,296,570
Noncurrent liabilities	251,942	281,230
Amounts due to non-guarantor subsidiaries, noncurrent	111,190	168,873
Summarized Statement of Operations Information:

	Successor (1)		Predecessor (2)
	Obligors		Obligors
		Period From	Period From
	Year	February 6, 2021	January 1, 2021
	Ended	through	through
	December 31, 2022	December 31, 2021	February 5, 2021
Operating revenues	$999,796	$664,741	$70,584
Operating costs and expenses	731,736	481,179	63,255
Income (loss) before income taxes	368,820	164,112	(2,303,528)
Net income (loss)	348,910	149,935	(2,318,932)
(1)Includes operating revenue of $21.1 million, operating costs and expenses of $53.8 million and other income of $127.5 million attributable to transactions with non-guarantor subsidiaries for the year ended December 31, 2022. Includes operating revenue of $31.3 million, operating costs and expenses of $17.1 million and other expense of $26.3 million attributable to transactions with non-guarantor subsidiaries for the Prior Year Successor Period.
(2)Includes operating revenue of $3.8 million, operating costs and expenses of $1.1 million and other expense of $(1.2) million attributable to transactions with non-guarantor subsidiaries for the Prior Year Predecessor Period.
Environmental Matters
We are subject to numerous international, federal, state and local laws and regulations relating to the protection of the environment and of human health and safety. For a discussion of the most significant of these laws and regulations, see Part I, Item 1,“Business—Governmental Regulations and Environmental Matters.”
Continuing political and social attention to the issue of global climate change has resulted in a broad range of proposed or promulgated laws focusing on greenhouse gas reduction and related public disclosures. The costs of implementing these rules and continuing compliance and disclosure could be substantial. These proposed or promulgated laws apply or could apply in countries where we have interests or may have interests in the future. Laws in this field continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance or reporting costs relating to implementation, such laws, if enacted, could have a material impact on our results of operations and financial condition. Climate change could also increase the frequency and severity of adverse weather conditions, including hurricanes, typhoons, cyclones, winter storms and rough seas. If such effects were to occur, they could have an adverse impact on our operations. For a discussion of climate change, see “Business—Governmental Regulations and Environmental Matters—Climate Change.”

In addition, increasing social attention to ESG matters and climate change has resulted in demands for action related to climate change and energy rebalancing matters, such as promoting the use of substitutes to fossil fuel products, encouraging the divestment of fossil fuel equities, and pressuring lenders and other financial services companies to limit or curtail activities with fossil fuel companies. Initiatives to incentivize a shift away from fossil fuels could reduce demand for hydrocarbons, thereby reducing demand for our services and causing a material adverse effect on our earnings, cash flows and financial condition. For further discussion of these risks, see Part I, Item 1A, “Risk Factors—Regulatory and Legal Risks—Increasing attention to environmental, social and governance matters and climate change may impact our business and financial results.”
Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP”), which require us to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates and assumptions and any such differences could be material to our consolidated financial statements. The following accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by Noble about matters that are inherently uncertain.
Recoverability of Assets
We evaluate our property and equipment and intangible assets for impairment whenever there are changes in facts that suggest that the value of the asset is not recoverable. An impairment loss is recognized when and to the extent that an asset's carrying value exceeds its estimated fair value. To the extent actual results do not meet our estimated assumptions for a given rig, piece of equipment or intangible customer contract, we may take an impairment loss in the future. In determining the fair value of the assets, we make significant assumptions and estimates regarding future market conditions. Typical assumptions used in our estimate include current market conditions, timing of future contract awards and expected operating dayrates, operating costs, utilization rates, discount rates, capital expenditures, market values, weighting of market values, reactivation costs, estimated economic useful lives and marketability of a unit.
During the years ended December 31, 2022 and 2021, no impairment charges were recognized. During the year ended December 31, 2020, we recognized non-cash, before-tax impairment charges of $3.9 billion, related to certain rigs and related capital spares. These impairments were driven by factors such as customer suspensions of drilling programs, contract cancellations, a further reduction in the number of new contract opportunities, capital spare equipment obsolescence, and our belief that a drilling unit is no longer marketable and is unlikely to return to service.
Impairment assessment inherently involves management judgments as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Due to the many variables inherent in this estimation, differences in assumptions may have a material effect on the results of our impairment analysis.
Income Taxes
We estimate income taxes and file tax returns in each of the taxing jurisdictions in which we operate and are required to file a tax return. At the end of each year, an estimate for income taxes is recorded in the financial statements. Tax returns are generally filed in the subsequent year. A reconciliation of the estimate to the final tax return is done at that time, which will result in changes to the original estimate. We believe that our tax return positions are appropriately supported, but tax authorities can challenge certain of our tax positions.
We currently operate, and have in the past operated, in a number of countries throughout the world and our tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. We recognize uncertain tax positions that we believe have a greater than 50 percent likelihood of being sustained upon challenge by a tax authority. We cannot predict or provide assurance as to the ultimate outcome of any existing or future assessments. A change in judgment related to the expected ultimate resolution of uncertain tax positions will be recognized in earnings in the quarter of such change. We believe that our reserve for uncertain tax positions, including related interest and penalties, is adequate. As of December 31, 2022, the Company had $175.9 million of long-term tax reserves for unrecognized tax benefits, including interest and penalties, which are included in “Other liabilities”. The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and, therefore, could have a material impact on our tax provision, net income and cash flows.

Our gross deferred tax asset balance at year-end reflects the application of our income tax accounting policies and is based on management’s estimates, judgments and assumptions regarding realizability. If it is more likely than not that a portion of the deferred tax assets will not be realized in a future period, the deferred tax assets will be reduced by a valuation allowance based on management’s estimates. In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could have a material impact our consolidated financial statements.
Claims Reserves
We maintain various levels of self-insured retention for certain losses including property damage, loss of hire, employment practices liability, employers’ liability and general liability, among others. We accrue for property damage and loss of hire charges on a per event basis.
Employment practices liability claims are accrued based on actual claims during the year. Maritime employer’s liability claims are generally estimated using actuarial determinations. General liability claims are estimated by our internal claims department by evaluating the facts and circumstances of each claim (including incurred but not reported claims) and making estimates based upon historical experience with similar claims. The amount of our loss reserves for personal injury and protection claims is based on an analysis performed by a third-party actuary which uses our historical loss patterns and trends as well as industry data to estimate the unpaid loss and allocated loss adjustment expense. Claim severity experienced in each year, ranging from minor incidents to permanent disability or injuries requiring extensive medical care, is a key driver of the variability around our reserve estimates. These estimates are further subject to uncertainty because the ultimate disposition of claims incurred is subject to the outcome of events which have not yet transpired. Accordingly, we may be required to increase or decrease our reserve levels. At December 31, 2022, loss reserves for personal injury and protection claims totaled $35.3 million, of which $15.5 million is included in “Other current liabilities” and $19.8 million in “Other long-term liabilities” in the accompanying Consolidated Balance Sheets. At December 31, 2021, loss reserves for personal injury and protection claims totaled $14.8 million and is included in “Other current liabilities” in the accompanying Consolidated Balance Sheets.
Pension Plans
Accounting for employee benefit plans involves numerous assumptions and estimates. Discount rate and expected return on plan assets are two critical assumptions in measuring the cost and benefit obligation of the Company’s pension plans, which we evaluate when the plans are re-measured. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase.
The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. The discount rates used to calculate the net present value of future benefit obligations for our US plans is based on the average of current rates earned on long-term bonds that receive a Moody’s rating of “Aa” or better. We have determined that the timing and amount of expected cash outflows on our plans reasonably match this index. For our non-US plan, the discount rate used to calculate the net present value of future benefit obligations is determined by using a yield curve of high quality bond portfolios with an average maturity approximating that of the liabilities. A one percentage point change in the assumed discount rate would change total pension income for 2023 by approximately $2.0 million. A one percentage point decrease in the assumed discount rate would increase the projected benefit obligation at December 31, 2022 by approximately $27.5 million. A one percentage point increase in the assumed discount rate would decrease the projected benefit obligation by approximately $1.6 million and $22.7 million, respectively.
To determine the expected long-term rate of return on the plan assets, we consider the current level of expected returns on risk free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets for the portfolio.

Business Combinations
We follow the acquisition method of accounting for business combinations. Assets acquired and liabilities assumed are recognized at the date of acquisition at their respective estimated fair value. Any excess of the purchase price over the fair value amounts assigned to assets and liabilities is recorded as goodwill. To the extent the estimated fair value of the net assets acquired exceeded the purchase price, we recognize a bargain purchase gain. Changes in these judgments or estimates can have a material impact on the valuation of the respective assets and liabilities acquired and our results of operations in periods after acquisition. The allocation of the purchase price may be modified up to one year after the acquisition date as more information is obtained about the fair value of assets acquired and liabilities assumed.
Our estimates of fair value of the acquired property and equipment and contract intangibles require us to use significant unobservable inputs, representative of a Level 3 fair value measurement, such as assumptions related to future marketability of each unit in light of the current market conditions and its current technical specifications, timing of future contract awards and expected operating dayrates, operating costs, rig utilization rates, tax rates, discount rate, capital expenditures, synergies, market values, estimated economic useful lives of the rigs and, in certain cases, management’s belief that a drilling unit is no longer marketable and is unlikely to return to service in the near to medium term. It can be difficult to determine the fair value based on the cyclical nature of our business, demand for offshore drilling rigs in different markets and changes in economic conditions.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations interest rates, currency exchange rates or equity prices, as further described below.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on borrowings under the Revolving Credit Facility and the New DNB Credit Facility, and may be subject to similar exposure on future borrowing arrangements. Interest on borrowings under the New DNB Credit Facility is based on Term SOFR plus an agreed upon percentage point spread. Borrowings under the Revolving Credit Facility, if any, bear interest at LIBOR plus an applicable margin, which is currently 4.75%, or a base rate stated in the agreement plus an applicable margin, which is currently 3.75%.

On March 5, 2021, the Financial Conduct Authority in the UK issued an announcement on the future cessation or loss of representativeness for LIBOR benchmark settings currently published by ICE Benchmark Administration. The announcement confirmed that LIBOR will either cease to be provided by any administrator or will no longer be representative after December 31, 2021 for all non-USD LIBOR reference rates, and for certain short-term USD LIBOR references rates, and after June 30, 2023 for other reference rates. While the Revolving Credit Facility contains hardwired “fallback” provisions providing for an alternative reference rate upon the occurrence of certain events related to the phase-out of LIBOR, the alternative reference rate plus any associated spread adjustment may result in interest rates higher than LIBOR. As a result, our interest expense under our Revolving Credit Facility could increase as a result of the phase-out of LIBOR.

In connection with the Business Combination with Maersk Drilling that closed on October 3, 2022, the Company guaranteed the DSF Credit Facility and interest rate swap contracts. At December 31, 2022, we had $149.7 million outstanding under the DSF Credit Facility and none of the interest rate swaps were outstanding. On February 23, 2023, we repaid the remaining amount under the DSF Credit Facility in full using cash on hand.
At December 31, 2022, we had no borrowings outstanding under the Revolving Credit Facility and $21.1 million of performance letters of credit outstanding thereunder. At December 31, 2022, we had $349.4 million in carrying amount outstanding under the New DNB Credit Facility. Based on current projections, a 10% increase in the floating portion of the interest rates on our New DNB Credit Facility would hypothetically increase our future estimated interest expense by approximately $1.8 million.
Because they bear interest at a fixed rate, the fair value of our Second Lien Notes will fluctuate based on changes in market expectations for interest rates and perceptions of our credit risk. The fair value of our total debt was $692.1 million at December 31, 2022.
Foreign Currency Risk
Although we are a UK company, we define foreign currency as any non-US dollar denominated currency. Our functional currency is the US Dollar. However, outside the United States, a portion of our expenses are incurred in local currencies.

Therefore, when the US Dollar weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in US Dollars will increase (decrease).
We are exposed to risks on future cash flows to the extent that foreign currency expenses exceed revenues denominated in the same foreign currency. To help manage this potential risk, we periodically enter into derivative instruments to manage our net exposure to fluctuations in currency exchange rates. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives. Realized gains and losses as well as changes in the fair values of derivative financial instruments are recognized in the income statement in “Interest income and other, net.”
Several of our regional shorebases have a significant amount of their cash operating expenses payable in foreign currencies. Foreign currency forward contracts entered into to manage this risk typically have maturities of less than 12 months. During the year ended December 31, 2022 we acquired forward contracts in the Business Combination with Maersk Drilling and entered into new forward contracts as others expired, of which $1.3 million was outstanding as of December 31, 2022. During 2021, we did not enter into any forward foreign currency contracts. As of the end of the Prior Year Successor Period, and the end of the Prior Year Predecessor Period, we had no outstanding derivative contracts. Based on current projections, a 10% increase in the average exchange rates of all foreign currencies would hypothetically increase our future estimated operating expenses by approximately $19.0 million.
Market Risk
We have a US noncontributory defined benefit pension plan that covers certain salaried employees and a US noncontributory defined benefit pension plan that covers certain hourly employees, whose initial date of employment is prior to August 1, 2004 (collectively referred to as our “qualified US plans”). These plans are governed by the Noble Drilling Employees’ Retirement Trust. The benefits from these plans are based primarily on years of service and, for the salaried plan, employees’ compensation near retirement. These plans are designed to qualify under the Employee Retirement Income Security Act of 1974 (“ERISA”), and our funding policy is consistent with funding requirements of ERISA and other applicable laws and regulations. We make cash contributions, or utilize credits available to us, for the qualified US plans when required. The benefit amount that can be covered by the qualified US plans is limited under ERISA and the Internal Revenue Code of 1986. Therefore, we maintain an unfunded, nonqualified excess benefit plan designed to maintain benefits for specified employees at the formula level in the qualified salary US plan. We refer to the qualified US plans and the excess benefit plan collectively as the “US plans.”
In addition to the US plans, Noble Drilling (Land Support) Limited, an indirect, wholly-owned subsidiary of Noble, maintains a pension plan that covers all of its salaried, non-union employees, whose most recent date of employment is prior to April 1, 2014 (referred to as our “non-US plan”). Benefits are based on credited service and employees’ compensation, as defined by the non-US plan.
The Company’s pension plan assets are exposed to the market prices of debt and equity securities. Changes to the pension plan asset values can impact the Company’s pension expense, funded status and future minimum funding requirements. The Company aims to reduce risk through asset diversification and by investing in long duration fixed-income securities that have a duration similar to that of its pension liabilities. At December 31, 2022, the value of the investments in the pension funds was $214.4 million, and a hypothetical 10.0% percent decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $21.4 million. A significant decline in the value of pension assets could require Noble to increase funding of its pension plans in future periods, which could adversely affect cash flows in those periods. In addition, a decline in the fair value of these plan assets, in the absence of additional cash contributions to the plans by Noble, could increase the amount of pension cost required to be recorded in future periods by Noble.

Item 8. Financial Statements and Supplementary Data
The following financial statements are filed in this Item 8:

Page

Report of Independent Registered Public Accounting Firm (Noble - Successor) (PCAOB ID 238)	65

Report of Independent Registered Public Accounting Firm (Noble - Predecessor) (PCAOB ID 238)	68

Noble Corporation plc (Noble) and Subsidiaries Consolidated Balance Sheets as of December 31, 2022 and 2021	69

Noble Corporation plc (Noble) and Subsidiaries Consolidated Statements of Operations for the Year Ended December 31, 2022, the period from February 6 through December 31, 2021, the period from January 1 through February 5, 2021 and the Year Ended December 31, 2020	70

Noble Corporation plc (Noble) and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) for the Year Ended December 31, 2022, the period from February 6 through December 31, 2021, the period from January 1 through February 5, 2021 and the Year Ended December 31, 2020	71

Noble Corporation plc (Noble) and Subsidiaries Consolidated Statements of Cash Flows for the Year Ended December 31, 2022, the period from February 6 through December 31, 2021, the period from January 1 through February 5, 2021 and the Year Ended December 31, 2020	72

Noble Corporation plc (Noble) and Subsidiaries Consolidated Statements of Equity for the Year Ended December 31, 2022, the period from February 6 through December 31, 2021, the period from January 1 through February 5, 2021 and the Years Ended December 31, 2020 and 2019	73

Report of Independent Registered Public Accounting Firm (Finco - Successor) (PCAOB ID 238)	74

Report of Independent Registered Public Accounting Firm (Finco - Predecessor) (PCAOB ID 238)	77

Noble Finance Company (Finco) and Subsidiaries Consolidated Balance Sheets as of December 31, 2022 and 2021	78

Noble Finance Company (Finco) and Subsidiaries Consolidated Statements of Operations for the Year Ended December 31, 2022, the period from February 6 through December 31, 2021, the period from January 1 through February 5, 2021 and the Year Ended December 31, 2020	79

Noble Finance Company (Finco) and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) for the Year Ended December 31, 2022, the period from February 6 through December 31, 2021, the period from January 1 through February 5, 2021 and the Year Ended December 31, 2020	80

Noble Finance Company (Finco) and Subsidiaries Consolidated Statements of Cash Flows for the Year Ended December 31, 2022, the period from February 6 through December 31, 2021, the period from January 1 through February 5, 2021 and the Year Ended December 31, 2020	81

Noble Finance Company (Finco) and Subsidiaries Consolidated Statements of Equity for the Year Ended December 31, 2022, the period from February 6 through December 31, 2021, the period from January 1 through February 5, 2021 and the Year Ended December 31, 2020	82

Notes to Consolidated Financial Statements	83

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Noble Corporation plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Noble Corporation plc and its subsidiaries (Successor) (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for the year ended December 31, 2022 and for the period from February 6, 2021 to December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 6, 2021 to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis of Accounting
As discussed in Note 1 to the consolidated financial statements, the United States Bankruptcy Court for the Southern District of Texas confirmed the Joint Plan of Reorganization of Noble Corporation plc and its Debtor Affiliates (the “plan”) on February 5, 2021. Confirmation of the plan resulted in the discharge of all claims against the Company that arose before February 5, 2021 and terminates all rights and interests of equity security holders as provided for in the plan. The plan was substantially consummated on February 5, 2021 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of February 5, 2021.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded The Drilling Company of 1972 A/S (“Maersk Drilling”) from its assessment of internal control over financial reporting as of December 31, 2022, because it was acquired by the Company in a purchase business combination during 2022. We have also excluded Maersk Drilling from our audit of internal control over financial reporting. Maersk Drilling is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 62% and 24%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Acquisition of Maersk Drilling - Fair Value of Mobile Offshore Drilling Units
As described in Notes 1 and 4 to the consolidated financial statements, the Company purchased The Drilling Company of 1972 A/S, a Danish public limited liability company (“Maersk Drilling”), on October 3, 2022 (the “Closing Date”). The acquisition resulted in $2.76 billion of property and equipment, net being recorded, of which a significant portion related to mobile offshore drilling units. Management determined the fair value of the mobile offshore drilling units using either (i) the discounted cash flows expected to be generated from the drilling assets over their remaining useful lives and (ii) the cost to replace the drilling assets, as adjusted for the current market for similar offshore drilling assets. Assumptions used in the assessment included, but were not limited to, future marketability of each unit in light of the current market conditions and its current technical specifications, timing of future contract awards and expected operating dayrates, operating costs, rig utilization rates, tax rates, discount rate, capital expenditures, synergies, market values, estimated economic useful lives of the rigs and, in certain cases, management’s belief that a drilling unit is no longer marketable and is unlikely to return to service in the near to medium term.
The principal considerations for our determination that performing procedures relating to the fair value of mobile offshore drilling units acquired in the acquisition of Maersk Drilling is a critical audit matter are (i) the significant judgment by management when determining the fair value of the mobile offshore drilling units acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the expected operating dayrates, operating costs, rig utilization rates, discount rate, synergies, and market values; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the mobile offshore drilling units acquired as part of the Maersk Drilling acquisition. These procedures also included, among others (i) testing management’s process for determining the fair value of the mobile offshore drilling units acquired; (ii) evaluating the appropriateness of the valuation methods used to determine the fair value of the mobile offshore drilling assets; (iii) testing the completeness and accuracy of underlying data used in the valuation methods; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the expected operating dayrates, operating costs, rig utilization rates, discount rate, synergies, and market values. Evaluating management’s assumptions related to the expected operating dayrates, operating costs, rig utilization rates, synergies, and market values involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the assets; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the valuation methods and evaluating the reasonableness of the discount rate and market value assumptions.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 9, 2023
We have served as the Company’s auditor since 1994.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Noble Corporation plc
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows of Noble Holding Corporation plc (formerly known as Noble Corporation plc) and its subsidiaries (Predecessor) (the “Company”) for the period from January 1, 2021 through February 5, 2021, and for the year ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the period from January 1, 2021 through February 5, 2021, and for the year ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
Basis of Accounting
As discussed in Note 1 to the consolidated financial statements, Noble Corporation plc (subsequently renamed Noble Holding Corporation plc) and certain of its subsidiaries filed voluntary petitions on July 31, 2020 with the United States Bankruptcy Court for the Southern District of Texas for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Joint Plan of Reorganization of Noble Corporation plc and its Debtor Affiliates was substantially consummated on February 5, 2021 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 17, 2022
We have served as the Company’s auditor since 1994.

NOBLE CORPORATION plc (formerly known as Noble Finco Limited) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	Successor
	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$476,206	$194,138
Accounts receivable, net	468,802	200,419
Taxes receivable	34,087	16,063
Prepaid expenses and other current assets	72,695	45,026
Total current assets	1,051,790	455,646
Intangible assets	34,372	61,849
Property and equipment, at cost	4,163,205	1,555,975
Accumulated depreciation	(181,904)	(77,275)
Property and equipment, net	3,981,301	1,478,700
Other assets	141,385	77,247
Goodwill	26,016	—
Total assets	$5,234,864	$2,073,442
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$159,715	$—
Accounts payable	290,690	120,389
Accrued payroll and related costs	76,185	48,346
Taxes payable	56,986	28,735
Interest payable	9,509	9,788
Other current liabilities	74,013	41,136
Total current liabilities	667,098	248,394
Long-term debt	513,055	216,000
Deferred income taxes	9,335	13,195
Noncurrent contract liabilities	181,883	—
Other liabilities	256,408	95,226
Total liabilities	1,627,779	572,815
Commitments and contingencies (Note 18)
Shareholders' equity
Common stock, $0.00001 par value; 134,681 ordinary shares outstanding as of December 31, 2022; 60,172 ordinary shares outstanding as of December 31, 2021	1	1
Additional paid-in capital	3,347,507	1,393,255
Retained earnings	255,930	101,982
Accumulated other comprehensive income	3,647	5,389
Total shareholders' equity	3,607,085	1,500,627
Total liabilities and equity	$5,234,864	$2,073,442
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION plc (formerly known as Noble Finco Limited) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Successor		Predecessor
		Period From	Period From
		February 6, 2021	January 1, 2021
	Year Ended	through	through	Year Ended
	December 31, 2022	December 31, 2021	February 5, 2021	December 31, 2020
Operating revenues
Contract drilling services	$1,332,841	$708,131	$74,051	$909,236
Reimbursables and other	81,006	62,194	3,430	55,036
	1,413,847	770,325	77,481	964,272
Operating costs and expenses
Contract drilling services	897,096	639,442	46,965	567,487
Reimbursables	64,427	55,832	2,737	48,188
Depreciation and amortization	146,879	89,535	20,622	374,129
General and administrative	82,177	62,476	5,727	121,196
Merger and integration costs	84,668	24,792	—	—
Gain on sale of operating assets, net	(90,230)	(185,934)	—	—
Hurricane losses and (recoveries), net	60	23,350	—	—
Prepetition and restructuring costs	—	—	—	14,409
Loss on impairment	—	—	—	3,915,408
	1,185,077	709,493	76,051	5,040,817
Operating income (loss)	228,770	60,832	1,430	(4,076,545)
Other income (expense)
Interest expense, net of amount capitalized	(42,722)	(31,735)	(229)	(164,653)
Gain (loss) on extinguishment of debt, net	(8,912)	—	—	17,254
Interest income and other, net	14,365	10,945	399	9,012
Bargain purchase gain	—	62,305	—	—
Reorganization items, net	—	—	252,051	(23,930)
Income (loss) before income taxes	191,501	102,347	253,651	(4,238,862)
Income tax benefit (provision)	(22,553)	(365)	(3,423)	260,403
Net income (loss)	$168,948	$101,982	$250,228	$(3,978,459)
Basic earnings (loss) per share	$1.99	$1.61	$1.00	$(15.86)
Diluted earnings (loss) per share	$1.73	$1.51	$0.98	$(15.86)
Weighted- Average Shares Outstanding
Basic	85,055	63,186	251,115	250,792
Diluted	97,607	67,628	256,571	250,792
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Successor		Predecessor
		Period From	Period From
		February 6, 2021	January 1, 2021
	Year Ended	through	through	Year Ended
	December 31, 2022	December 31, 2021	February 5, 2021	December 31, 2020
Net income (loss)	$168,948	$101,982	$250,228	$(3,978,459)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	(116)	(521)
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive loss, net of tax provision (benefit) of $(928), $1,476, $59, $78 for the year ended December 31, 2022, period from February 6 through December 31, 2021, period from January 1 through February 5, 2021, and the year ended December 31, 2020, respectively	(1,742)	5,389	224	898
Other comprehensive income (loss), net	(1,742)	5,389	108	377
Comprehensive income (loss)	$167,206	$107,371	$250,336	$(3,978,082)

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor		Predecessor
		Period From	Period From
		February 6, 2021	January 1, 2021
	Year Ended	through	through	Year Ended
	December 31, 2022	December 31, 2021	February 5, 2021	December 31, 2020
Cash flows from operating activities
Net income (loss)	$168,948	$101,982	$250,228	$(3,978,459)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	146,879	89,535	20,622	374,129
Loss on impairment	—	—	—	3,915,408
Amortization of intangible assets and contract liabilities, net	(5,352)	51,540	—	—
(Gain) loss on extinguishment of debt, net	8,912	—	—	(17,254)
Gain on sale of operating assets, net	(90,230)	(185,934)	—	—
Gain on bargain purchase	—	(62,305)	—	—
Reorganization items, net	—	—	(280,790)	(17,366)
Deferred income taxes	(25,628)	(34,264)	2,501	(26,325)
Amortization of share-based compensation	35,251	16,510	710	9,169
Other costs, net	(323)	1,146	(10,754)	(61,550)
Changes in components of working capital
Change in taxes receivable	23,344	27,847	(1,789)	29,880
Net changes in other operating assets and liabilities	19,184	45,559	(26,176)	45,565
Net cash provided by (used in) operating activities	280,985	51,616	(45,448)	273,197
Cash flows from investing activities
Capital expenditures	(174,319)	(154,411)	(14,629)	(148,886)
Cash acquired in stock-based business combinations, net	166,607	54,970	—	—
Proceeds from disposal of assets, net	381,026	307,324	194	27,366
Other investing activities	2,458	—	—	—
Net cash provided by (used in) investing activities	375,772	207,883	(14,435)	(121,520)
Cash flows from financing activities
Issuance of debt	350,000	—	200,000	—
Borrowings on credit facilities	220,000	40,000	177,500	210,000
Repayments of credit facilities	(220,000)	(217,500)	(545,000)	—
Repayments of debt	(627,323)	—	—	(101,132)
Compulsory purchase payment	(69,924)	—	—	—
Debt issuance costs	(641)	—	(23,664)	—
Warrants exercised	1,004	730	—	—
Share Repurchases	(15,000)	—	—	—
Cash paid to settle equity awards	—	—	—	(1,010)
Taxes withheld on employee stock transactions	(5,888)	—	(1)	(418)
Net cash provided by (used in) financing activities	(367,772)	(176,770)	(191,165)	107,440
Net increase (decrease) in cash, cash equivalents and restricted cash	288,985	82,729	(251,048)	259,117
Cash, cash equivalents and restricted cash, beginning of period	196,722	113,993	365,041	105,924
Cash, cash equivalents and restricted cash, end of period	$485,707	$196,722	$113,993	$365,041
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Shares		Additional Paid-in Capital	Retained Earnings (accumulated deficit)	Accumulated Other Comprehensive income (Loss)	Total Equity (Deficit)
	Balance	Par Value
Balance at December 31, 2019 (Predecessor)	249,200	$2,492	$807,093	$2,907,776	$(58,389)	$3,658,972
Employee related equity activity
Amortization of share-based compensation	—	—	8,159	—	—	8,159
Issuance of share-based compensation shares	1,884	19	(19)	—	—	—
Shares withheld for taxes on equity transactions	—	—	(437)	—	—	(437)
Net loss	—	—	—	(3,978,459)	—	(3,978,459)
Other comprehensive loss, net	—	—	—	—	377	377
Balance at December 31, 2020 (Predecessor)	251,084	$2,511	$814,796	$(1,070,683)	$(58,012)	$(311,388)
Employee related equity activity
Amortization of share-based compensation	—	—	710	—	—	710
Issuance of share-based compensation shares	43	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(1)	—	—	(1)
Net loss	—	—	—	250,228	—	250,228
Other comprehensive income, net	—	—	—	—	108	108
Cancellation of Predecessor equity	(251,127)	(2,511)	(815,505)	820,455	57,904	60,343
Issuance of Successor common stock and warrants	50,000	1	1,018,767	—	—	1,018,768
2/5/2021 (Predecessor)	50,000	$1	$1,018,767	$—	$—	$1,018,768

2/6/2021 (Successor)	50,000	$1	$1,018,767	$—	$—	$1,018,768
Employee related equity activity
Amortization of share-based compensation	—	—	16,096	—	—	16,096
Exchange of common stock for penny warrants	(6,463)	—	—	—	—	—
Warrant exercises	35	—	730	—	—	730
Issuance of common stock for Pacific Drilling merger	16,600	—	357,662	—	—	357,662
Net income	—	—	—	101,982	—	101,982
Other comprehensive income, net	—	—	—	—	5,389	5,389
Balance at December 31, 2021 (Successor)	60,172	$1	$1,393,255	$101,982	$5,389	$1,500,627
Employee related equity activity
Amortization of share-based compensation	—	—	35,252	—	—	35,252
Issuance of share-based compensation shares	834	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(5,888)	—	—	(5,888)
Warrant exercises	9,827	—	1,004	—	—	1,004
Share Repurchases	(407)	—	—	(15,000)	—	(15,000)
Issuance of common stock for Maersk Drilling merger	60,107	—	1,800,130	—	—	1,800,130
Settlement of Compulsory Purchase Interest	4,148	—	123,754	—	—	123,754
Net income	—	—	—	168,948	—	168,948
Other comprehensive loss, net	—	—	—	—	(1,742)	(1,742)
Balance at December 31, 2022 (Successor)	134,681	$1	$3,347,507	$255,930	$3,647	$3,607,085
See accompanying notes to the consolidated financial statements.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of Noble Finance Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Noble Finance Company and its subsidiaries (Successor) (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for the year ended December 31, 2022 and for the period from February 6, 2021 to December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 6, 2021 to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis of Accounting
As discussed in Note 1 to the consolidated financial statements, the United States Bankruptcy Court for the Southern District of Texas confirmed the Joint Plan of Reorganization of Noble Corporation plc and its Debtor Affiliates (the “plan”) on February 5, 2021. Confirmation of the plan resulted in the discharge of all claims against the Company that arose before February 5, 2021 and terminates all rights and interests of equity security holders as provided for in the plan. The plan was substantially consummated on February 5, 2021 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of February 5, 2021.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded The Drilling Company of 1972 A/S (“Maersk Drilling”) from its assessment of internal control over financial reporting as of December 31, 2022, because it was acquired by the Company in a common control transaction during 2022. We have also excluded Maersk Drilling from our audit of internal control over financial reporting. Maersk Drilling is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 63% and 24%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Acquisition of Maersk Drilling - Fair Value of Mobile Offshore Drilling Units
As described in Notes 1 and 4 to the consolidated financial statements, Noble purchased The Drilling Company of 1972 A/S, a Danish public limited liability company (“Maersk Drilling”), on October 3, 2022 (the “Closing Date”). After the close, Maersk Drilling was contributed by Noble to Finco in a common control transaction. The acquisition resulted in $2.76 billion of property and equipment, net being recorded, of which a significant portion related to mobile offshore drilling units. Management determined the fair value of the mobile offshore drilling units using either (i) the discounted cash flows expected to be generated from the drilling assets over their remaining useful lives and (ii) the cost to replace the drilling assets, as adjusted for the current market for similar offshore drilling assets. Assumptions used in the assessment included, but were not limited to, future marketability of each unit in light of the current market conditions and its current technical specifications, timing of future contract awards and expected operating dayrates, operating costs, rig utilization rates, tax rates, discount rate, capital expenditures, synergies, market values, estimated economic useful lives of the rigs and, in certain cases, management’s belief that a drilling unit is no longer marketable and is unlikely to return to service in the near to medium term.
The principal considerations for our determination that performing procedures relating to the fair value of mobile offshore drilling units acquired in the acquisition of Maersk Drilling is a critical audit matter are (i) the significant judgment by management when determining the fair value of the mobile offshore drilling units acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the expected operating dayrates, operating costs, rig utilization rates, discount rate, synergies, and market values; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the mobile offshore drilling units acquired as part of the Maersk Drilling acquisition. These procedures also included, among others (i) testing management’s process for determining the fair value of the mobile offshore drilling units acquired; (ii) evaluating the appropriateness of the valuation methods used to determine the fair value of the mobile offshore drilling assets; (iii) testing the completeness and accuracy of underlying data used in the valuation methods; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the expected operating dayrates, operating costs, rig utilization rates, discount rate, synergies, and market values. Evaluating management’s assumptions related to the expected operating dayrates, operating costs, rig utilization rates, synergies, and market values involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the assets; (ii) the consistency with external market and industry data;

and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the valuation methods and evaluating the reasonableness of the discount rate and market value assumptions.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 9, 2023
We have served as the Company’s auditor since 1994.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of Noble Finance Company
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows of Noble Corporation and its subsidiaries (Predecessor) (the “Company”) for the period from January 1, 2021 through February 5, 2021, and for the year ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the period from January 1, 2021 through February 5, 2021, and for the year ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
Basis of Accounting
As discussed in Note 1 to the consolidated financial statements, Noble Corporation plc (subsequently renamed Noble Holding Corporation plc) and certain of its subsidiaries, including Noble Corporation (subsequently renamed Noble Finance Company), filed voluntary petitions on July 31, 2020 with the United States Bankruptcy Court for the Southern District of Texas for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Joint Plan of Reorganization of Noble Corporation plc and its Debtor Affiliates was substantially consummated on February 5, 2021 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 17, 2022
We have served as the Company’s auditor since 1994.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	Successor
	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$467,209	$192,636
Accounts receivable, net	462,126	200,419
Taxes receivable	34,087	16,063
Prepaid expenses and other current assets	65,728	36,545
Total current assets	1,029,150	445,663
Intangible assets	34,372	61,849
Property and equipment, at cost	4,163,205	1,555,975
Accumulated depreciation	(181,904)	(77,275)
Property and equipment, net	3,981,301	1,478,700
Other assets	141,385	77,247
Goodwill	26,016	—
Total assets	$5,212,224	$2,063,459
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$159,715	$—
Accounts payable	$284,710	$116,030
Accrued payroll and related costs	76,185	48,346
Taxes payable	56,986	28,735
Interest payable	9,509	9,788
Other current liabilities	73,989	40,949
Total current liabilities	661,094	243,848
Long-term debt	513,055	216,000
Deferred income taxes	9,335	13,195
Noncurrent contract liabilities	181,883	—
Other liabilities	256,408	94,998
Total liabilities	1,621,775	568,041
Commitments and contingencies (Note 18)
Shareholder equity
Common stock, $0.10 par value, 261,246 ordinary shares outstanding as of December 31, 2022 and December 31, 2021	26,125	26,125
Capital in excess of par value	3,408,582	1,393,410
Retained earnings	152,095	70,494
Accumulated other comprehensive income	3,647	5,389
Total shareholder equity	3,590,449	1,495,418
Total liabilities and equity	5,212,224	2,063,459
See accompanying notes to the consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Successor		Predecessor
		Period From	Period From
		February 6, 2021	January 1, 2021
	Year Ended	through	through	Year Ended
	December 31, 2022	December 31, 2021	February 5, 2021	December 31, 2020
Operating revenues
Contract drilling services	$1,332,841	$708,131	$74,051	$909,236
Reimbursables and other	74,428	62,194	3,430	55,036
	1,407,269	770,325	77,481	964,272
Operating costs and expenses
Contract drilling services	894,574	637,004	46,703	566,231
Reimbursables	58,718	55,832	2,737	48,188
Depreciation and amortization	146,696	89,503	20,631	372,560
General and administrative	58,956	35,300	5,729	37,798
Merger and integration costs	34,120	8,289	—	—
Gain on sale of operating assets, net	(90,230)	(187,493)	—	—
Hurricane losses and (recoveries), net	60	23,350	—	—
Loss on impairment	—	—	—	3,915,408
	1,102,894	661,785	75,800	4,940,185
Operating income (loss)	304,375	108,540	1,681	(3,975,913)
Other income (expense)
Interest expense, net of amount capitalized	(42,722)	(31,735)	(229)	(164,653)
Gain (loss) on extinguishment of debt, net	(8,912)	—	—	17,254
Interest income and other, net	2,825	10,945	400	9,014
Other, net	10,944	—	—	—
Reorganization items, net	—	—	195,395	(50,778)
Income (loss) before income taxes	266,510	87,750	197,247	(4,165,076)
Income tax benefit (provision)	(22,553)	(365)	(3,422)	260,403
Net income (loss)	243,957	87,385	193,825	(3,904,673)
See accompanying notes to the consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Successor		Predecessor
		Period From	Period From
		February 6, 2021	January 1, 2021
	Year Ended	through	through	Year Ended
	December 31, 2022	December 31, 2021	February 5, 2021	December 31, 2020
Net income (loss)	$243,957	$87,385	$193,825	$(3,904,673)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	(116)	(521)
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive loss, net of tax provision (benefit) of $(928), $1,476, $59, and $78 for the year ended December 31, 2022, period from February 6 through December 31, 2021, period from January 1 through February 5, 2021, and the year ended December 31, 2020, respectively	(1,742)	5,389	224	898
Other comprehensive income (loss), net	(1,742)	5,389	108	377
Comprehensive income (loss)	$242,215	$92,774	$193,933	$(3,904,296)
See accompanying notes to the consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor		Predecessor
		Period From	Period From
		February 6, 2021	January 1, 2021
	Year Ended	through	through	Year Ended
	December 31, 2022	December 31, 2021	February 5, 2021	December 31, 2020
Cash flows from operating activities
Net income (loss)	$243,957	$87,385	$193,825	$(3,904,673)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	146,696	89,503	20,631	372,560
Loss on impairment	—	—	—	3,915,408
Amortization of intangible assets and contract liabilities, net	(5,352)	51,540	—	—
(Gain) loss on extinguishment of debt, net	8,912	—	—	(17,254)
Gain on sale of operating assets, net	(90,230)	(187,493)	—	—
Reorganization items, net	—	—	(203,490)	44,134
Deferred income taxes	(25,628)	(34,264)	2,501	(26,325)
Amortization of share-based compensation	35,251	16,510	710	9,169
Other costs, net	(323)	1,146	(3,054)	(115,550)
Change in components of working capital
Change in taxes receivable	23,344	27,847	(1,789)	29,880
Net changes in other operating assets and liabilities	23,299	46,680	(21,808)	20,714
Net cash provided by (used in) operating activities	359,926	98,854	(12,474)	328,063
Cash flows from investing activities
Capital expenditures	(174,319)	(154,411)	(14,629)	(148,886)
Proceeds from disposal of assets	381,026	308,883	194	27,366
Other investing activities	2,458
Net cash provided by (used in) investing activities	209,165	154,472	(14,435)	(121,520)
Cash flows from financing activities
Issuance of debt	350,000	—	200,000	—
Borrowings on credit facilities	220,000	40,000	177,500	210,000
Repayment of credit facilities	(220,000)	(217,500)	(545,000)	—
Repayments of debt	(627,323)	—	—	(101,132)
Debt issuance costs	(641)	—	(10,139)	—
Cash contributed by parent in connection with business combinations, net	167,493	54,970	—	—
Distributions to parent company, net	(177,130)	(49,569)	(26,503)	(76,245)
Net cash provided by (used in) financing activities	(287,601)	(172,099)	(204,142)	32,623
Net increase (decrease) in cash, cash equivalents and restricted cash	281,490	81,227	(231,051)	239,166
Cash, cash equivalents and restricted cash, beginning of period	195,220	113,993	345,044	105,878
Cash, cash equivalents and restricted cash, end of period	$476,710	$195,220	$113,993	$345,044
See accompanying notes to the consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Shares		Additional Paid-in Capital	Retained Earnings (accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity (Deficit)
	Balance	Par Value
Balance at December 31, 2019 (Predecessor)	261,246	$26,125	$757,545	$3,032,699	$(58,389)	$3,757,980
Distributions to parent company, net	—	—	—	(76,245)	—	(76,245)
Capital contribution by parent - share-based compensation	—	—	9,169	—	—	9,169
Net loss	—	—	—	(3,904,673)	—	(3,904,673)
Other comprehensive loss, net	—	—	—	—	377	377
Balance at December 31, 2020 (Predecessor)	261,246	$26,125	$766,714	$(948,219)	$(58,012)	$(213,392)
Distributions to parent company, net	—	—	—	(26,503)	—	(26,503)
Capital contribution by parent - share-based compensation	—	—	710	—	—	710
Net income	—	—	—	193,825	—	193,825
Other comprehensive income, net	—	—	—	—	108	108
Elimination of Predecessor equity	—	—	222,601	780,897	57,904	1,061,402
Balance at 2/5/2021 (Predecessor)	261,246	$26,125	$990,025	$—	$—	$1,016,150

Balance at 2/6/2021 (Successor)	261,246	$26,125	$990,025	$—	$—	$1,016,150
Distributions to parent company, net	—	—	(32,678)	(16,891)	—	(49,569)
Capital contribution by parent - share-based compensation	—	—	16,096	—	—	16,096
Capital contribution by parent - Pacific Drilling merger	—	—	419,967	—	—	419,967
Net income	—	—	—	87,385	—	87,385
Other comprehensive income, net	—	—	—	—	5,389	5,389
Balance at 12/31/2021 (Successor)	261,246	$26,125	$1,393,410	$70,494	$5,389	$1,495,418
Contributions (distributions) to parent company, net	—	—	(14,774)	(162,356)	—	(177,130)
Capital contribution by parent - share-based compensation	—	—	35,251	—	—	35,251
Capital contribution by parent - Maersk Drilling merger	—	—	1,994,695	—	—	1,994,695
Net income	—	—	—	243,957	—	243,957
Other comprehensive income, net	—	—	—	—	(1,742)	(1,742)
Balance at December 31, 2022	261,246	$26,125	$3,408,582	$152,095	$3,647	$3,590,449
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)

Note 1— Organization and Significant Accounting Policies
Noble Corporation plc, (formerly known as Noble Finco Limited), a public limited company incorporated under the laws of England and Wales (“Noble” or “Successor”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921. As of December 31, 2022, our fleet of 32 drilling rigs consisted of 19 floaters and 13 jackups.
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
On October 3, 2022 (the “Closing Date”), pursuant to the Business Combination Agreement, Noble completed a voluntary tender exchange offer to Maersk Drilling’s shareholders (the “Offer” and, together with the Merger and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”) and because Noble acquired more than 90% of the issued and outstanding shares of Maersk Drilling, nominal value Danish krone (“DKK”) 10 per share (“Maersk Drilling Shares”), Noble redeemed all remaining Maersk Drilling Shares not exchanged in the Offer for, at the election of the holder, either A ordinary shares, par value $0.00001 per share, of Noble (“Ordinary Shares”) or cash (or, for those holders that did not make an election, only cash), under Danish law by way of a compulsory purchase (the “Compulsory Purchase”), which was completed in early November 2022. Upon completion of the Compulsory Purchase Maersk Drilling became a wholly owned subsidiary of Noble. The Merger is accounted for as a business combination in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), where Noble is the accounting acquirer.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
See “Note 4— Acquisitions and Divestitures” for additional information on the Business Combination.
As a result of the emergence from the Chapter 11 Cases, Noble Cayman became the successor issuer to Legacy Noble for purposes of and pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result of the Merger, Noble became the successor issuer to Noble Cayman for purposes of and pursuant to Rule 12g-3(a) of the Exchange Act. References in this Annual Report on Form 10-K to “Noble,” the “Company,” “we,” “us” and “our” refer collectively to (i) Legacy Noble and its consolidated subsidiaries prior to the Emergence Effective Date, (ii) Noble Cayman and its consolidated subsidiaries on and after the Emergence Effective Date and prior to the Merger Effective Date, and (iii) Noble and its consolidated subsidiaries (including Noble Cayman) on and after the Merger Effective Date, as applicable.
Upon emergence, the Company applied fresh start accounting in accordance with ASC Topic 852 – Reorganizations (“ASC 852”). The application of fresh start accounting resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. Accordingly, our financial statements and notes after the Emergence Effective Date are not comparable to our financial statements and notes on and prior to that date. See “Note 3— Fresh Start Accounting” for additional information.
Finco was an indirect, wholly owned subsidiary of Legacy Noble prior to the Emergence Effective Date and a direct, wholly owned subsidiary of Noble Cayman on and after the Emergence Effective Date and prior to the Merger Effective Date, and has been an indirect, wholly owned subsidiary of Noble on and after the Merger Effective Date. As of December 31, 2022, Noble’s principal asset is all of the shares of Finco. Finco has no public equity outstanding. The consolidated financial statements of Noble include the accounts of Finco, and Noble conducts substantially all of its business through Finco and its subsidiaries. As such, the terms “Predecessor” and “Successor” also refer to Finco and, as the context requires.
Principles of Consolidation
The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries and entities in which we hold a controlling financial interest.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less. Our cash, cash equivalents and short-term investments are subject to potential credit risk, and certain of our cash accounts carry balances greater than the federally insured limits. Cash and cash equivalents are primarily held by major banks or investment firms. Our cash management and investment policies restrict investments to lower risk, highly liquid securities and we perform periodic evaluations of the relative credit standing of the financial institutions with which we conduct business.
Restricted Cash
We classify restricted cash balances in current assets if the restriction is expected to expire or otherwise be resolved within one year and in other assets if the restriction is expected to expire or otherwise be resolved in more than one year. As of December 31, 2022 and 2021, our restricted cash balance consisted of $9.5 million and $2.6 million, respectively. All restricted cash is recorded in “Prepaid expenses and other current assets.” As of December 31, 2022, our restricted cash balance was related to cash collateral for Company rig performance guarantees and bid bonds.
Accounts Receivable
We record accounts receivable at the amount we invoice our clients, net of allowance for credit losses. We provide an allowance for uncollectible accounts, as necessary. Our allowance for doubtful accounts was zero as of both December 31, 2022 and 2021.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Property and Equipment
Property and equipment is stated at cost, reduced by provisions to recognize economic impairment. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Drilling equipment and facilities are depreciated using the straight-line method over their estimated useful lives as of the date placed in service or date of major refurbishment. Estimated useful lives of our drilling equipment range from three to 30 years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to 40 years. Included in accounts payable were $19.6 million and $36.5 million of capital accruals as of December 31, 2022 and 2021, respectively.
Interest is capitalized on long-term construction project using the weighted average cost of debt outstanding during the period of construction.
Scheduled maintenance of equipment is performed based on the number of hours operated in accordance with our preventative maintenance program. Routine repair and maintenance costs are charged to expense as incurred; however, the costs of the overhauls and asset replacement projects that benefit future periods and which typically occur every three to five years are capitalized when incurred and depreciated over an equivalent period. These overhauls and asset replacement projects are included in “Drilling equipment and facilities” in “Note 7— Property and Equipment.”
We evaluate our property and equipment for impairment whenever there are changes in facts that suggest that the value of the asset is not recoverable. As part of this analysis, we make assumptions and estimates regarding future market conditions. When circumstances indicate that the carrying value of the assets may not be recoverable, management compares the carrying value to the expected undiscounted pre-tax future cash flows for the associated rig for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows are lower than the carrying value, the net capitalized costs are reduced to fair value. An impairment loss is recognized to the extent that an asset's carrying value exceeds its estimated fair value. Fair value is generally estimated using a discounted cash flow model. The expected future cash flows used for impairment assessment and related fair value measurements are typically based on judgmental assessments of, but were not limited to, timing of future contract awards and expected operating dayrates, operating costs, utilization rates, discount rates, capital expenditures, reactivation costs, estimated economic useful lives and, in certain cases, our belief that a drilling unit is no longer marketable and is unlikely to return to service in the near to medium term, and considering all available information at the date of assessment. For more detailed information, see “Note 8— Loss on Impairment.”
Fair Value Measurements
We measure certain of our assets and liabilities based on a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three-level hierarchy, from highest to lowest level of observable inputs, are as follows:
Level 1 - Valuations based on quoted prices in active markets for identical assets;
Level 2 - Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar but not identical instruments; and
Level 3 - Valuations based on unobservable inputs.
Goodwill
Goodwill represents the excess of purchase price over fair value of net assets acquired and is assessed for impairment at least annually at October 1, or whenever events or changes in circumstances indicate that the fair value of such assets may be below their carrying amount. Goodwill and all other assets and liabilities are allocated to reporting units, which for us, is our single reportable segment, Contract Drilling Services. To assess impairment, the carrying amount is determined and compared to the estimated fair value. Any excess of the carrying value, including goodwill, over its fair value is recognized as an impairment and charged to net earnings. The impairment charge measured is limited to the total amount of goodwill allocated to our reporting unit.
Revenue Recognition
The activities that primarily drive the revenue earned in our drilling contracts include (i) providing a drilling rig and the crew and supplies necessary to operate the rig, (ii) mobilizing and demobilizing the rig to and from the drill site, and (iii) performing rig preparation activities and/or modifications required for the contract. Consideration received for performing these activities may consist of dayrate drilling revenue, mobilization and demobilization revenue, contract preparation

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
revenue and reimbursement revenue. We account for these integrated services provided within our drilling contracts as a single performance obligation satisfied over time and comprised of a series of distinct time increments in which we provide drilling services.
Our standard drilling contracts require that we operate the rig at the direction of the customer throughout the contract term (which is the period we estimate to benefit from the corresponding activities and generally ranges from two to 60 months). The activities performed and the level of service provided can vary hour to hour. Our obligation under a standard contract is to provide whatever level of service is required by the operator, or customer, over the term of the contract. We are, therefore, under a stand-ready obligation throughout the entire contract duration. Consideration for our stand-ready obligation corresponds to distinct time increments, though the rate may be variable depending on various factors, and is recognized in the period in which the services are performed. The total transaction price is determined for each individual contract by estimating both fixed and variable consideration expected to be earned over the term of the contract. We have elected to exclude from the transaction price measurement all taxes assessed by a governmental authority. See further discussion regarding the allocation of the transaction price to the remaining performance obligations below.
The amount estimated for variable consideration may be subject to interrupted or restricted rates and is only included in the transaction price to the extent that it is probable that a significant reversal of previously recognized revenue will not occur throughout the term of the contract (“constrained revenue”). When determining if variable consideration should be constrained, management considers whether there are factors outside the Company’s control that could result in a significant reversal of revenue as well as the likelihood and magnitude of a potential reversal of revenue. These estimates are re-assessed each reporting period as required.
Dayrate Drilling Revenue. Our drilling contracts generally provide for payment on a dayrate basis, with higher rates for periods when the drilling unit is operating and lower rates or zero rates for periods when drilling operations are interrupted or restricted. The dayrate invoices billed to the customer are typically determined based on the varying rates applicable to the specific activities performed on an hourly basis. Such dayrate consideration is allocated to the distinct hourly increment it relates to within the contract term, and therefore, recognized in line with the contractual rate billed for the services provided for any given hour.
Mobilization/Demobilization Revenue. We may receive fees (on either a fixed lump-sum or variable dayrate basis) for the mobilization and demobilization of our rigs. These activities are not considered to be distinct within the context of the contract and, therefore, the associated revenue is allocated to the overall performance obligation and the associated pre-operating costs are deferred. We record a contract liability for mobilization fees received and a deferred asset for costs. Both revenue and pre-operating costs are recognized ratably over the initial term of the related drilling contract.
In most contracts, there is uncertainty as to the amount of expected demobilization revenue due to contractual provisions that stipulate that certain conditions must be present at contract completion for such revenue to be received and as to the amount thereof, if any. For example, contractual provisions may require that a rig demobilize a certain distance before the demobilization revenue is payable or the amount may vary dependent upon whether or not the rig has additional contracted work within a certain distance from the wellsite. Therefore, the estimate for such revenue may be constrained, as described earlier, depending on the facts and circumstances pertaining to the specific contract. We assess the likelihood of receiving such revenue based on past experience and knowledge of the market conditions. In cases where demobilization revenue is expected to be received upon contract completion, it is estimated as part of the overall transaction price at contract inception and recognized in earnings ratably over the initial term of the contract with an offset to an accretive contract asset.
Contract Preparation Revenue. Some of our drilling contracts require downtime before the start of the contract to prepare the rig to meet customer requirements. At times, we may be compensated by the customer for such work (on either a fixed lump-sum or variable dayrate basis). These activities are not considered to be distinct within the context of the contract and, therefore, the related revenue is allocated to the overall performance obligation and recognized ratably over the initial term of the related drilling contract. We record a contract liability for contract preparation fees received, which is amortized ratably to contract drilling revenue over the initial term of the related drilling contract.
Bonuses, Penalties and Other Variable Consideration. We may receive bonus increases to revenue or penalty decreases to revenue. Based on historical data and ongoing communication with the operator/customer, we are able to reasonably estimate this variable consideration. We will record such estimated variable consideration and re-measure our estimates at

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
each reporting date. For revenue estimated, but not received, we will record to “Prepaid expenses and other current assets” on our Consolidated Balance Sheets.
Capital Modification Revenue. From time to time, we may receive fees from our customers for capital improvements to our rigs to meet contractual requirements (on either a fixed lump-sum or variable dayrate basis). Such revenue is allocated to the overall performance obligation and recognized ratably over the initial term of the related drilling contract as these activities are integral to our drilling activities and are not considered to be a stand-alone service provided to the customer within the context of our contracts. We record a contract liability for such fees and recognize them ratably as contract drilling revenue over the initial term of the related drilling contract commencing when the asset is ready for its intended use.
Revenues Related to Reimbursable Expenses. We generally receive reimbursements from our customers for the purchase of supplies, equipment, personnel services and other services provided at their request in accordance with a drilling contract or other agreement. Such reimbursable revenue is variable and subject to uncertainty, as the amounts received and timing thereof is highly dependent on factors outside of our influence. Accordingly, reimbursable revenue is constrained revenue and not included in the total transaction price until the uncertainty is resolved, which typically occurs when the related costs are incurred on behalf of a customer. We are generally considered a principal in such transactions and record the associated revenue at the gross amount billed to the customer as “Reimbursables and other” in our Consolidated Statements of Operations. Such amounts are recognized ratably over the period within the contract term during which the corresponding goods and services are to be consumed.
Deferred revenues from drilling contracts totaled $59.8 million and $27.8 million at December 31, 2022 and 2021, respectively. Such amounts are included in either “Other current liabilities” or “Other liabilities” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition. Related expenses deferred under drilling contracts totaled $11.5 million at December 31, 2022 as compared to $5.7 million at December 31, 2021 and are included in either “Prepaid expenses and other current assets,” “Other assets” or “Property and equipment, net” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.
We record reimbursements from customers for “out-of-pocket” expenses as revenues and the related direct cost as operating expenses.
Income Taxes
Income taxes are based on the laws and rates in effect in the countries in which operations are conducted or in which we or our subsidiaries are considered resident for income tax purposes. In certain circumstances, we expect that, due to changing demands of the offshore drilling markets and the ability to redeploy our offshore drilling units, certain of such units will not reside in a location long enough to give rise to future tax consequences. As a result, no deferred tax asset or liability has been recognized in these circumstances. Should our expectations change regarding the length of time an offshore drilling unit will be used in a given location, we will adjust deferred taxes accordingly.
Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities using the applicable jurisdictional tax rates at year-end. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the deferred tax asset will not be realized in a future period.
We operate through various subsidiaries in numerous countries throughout the world, including the United States. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the United States, UK and any other jurisdictions in which we or any of our subsidiaries operate or are resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the IRS or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions. The Company has adopted an accounting policy to look through the outside basis of partnerships and all other flow-through entities and exclude these from the computation of deferred taxes.
Claims Reserves
We maintain various levels of self-insured retention for certain losses including property damage, loss of hire, employment practices liability, employers’ liability and general liability, among others. We accrue for property damage and loss of hire charges on a per event basis.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Employment practices liability claims are accrued based on actual claims during the year. Maritime employer’s liability claims are generally estimated using actuarial determinations. General liability claims are estimated by our internal claims department by evaluating the facts and circumstances of each claim (including incurred but not reported claims) and making estimates based upon historical experience with similar claims. At December 31, 2022, loss reserves for personal injury and protection claims totaled $35.3 million, of which $15.5 million is included in “Other current liabilities” and $19.8 million in “Other long-term liabilities” in the accompanying Consolidated Balance Sheets. At December 31, 2021, loss reserves for personal injury and protection claims totaled $14.8 million and is included in “Other current liabilities” in the accompanying Consolidated Balance Sheets.
Earnings per Share
Our unvested share-based payment awards, which contain non-forfeitable rights to dividends, are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method allocates undistributed earnings between common shares and participating securities. The diluted earnings per share calculation under the two-class method also includes the dilutive effect of potential shares issued in connection with stock warrants and options. The dilutive effect of stock warrants and options is determined using the treasury stock method. The diluted earnings per share calculation is adjusted for mandatory exercise, under the treasury stock method, if the condition is met at the balance sheet date. At December 31, 2022, the Mandatory Exercise Condition (as defined in the applicable warrant agreement) set forth in the warrant agreements for the Tranche 1 Warrants and the Tranche 2 Warrants was satisfied. See “Note 6— Income (Loss) Per Share” for additional information.
Share-Based Compensation Plans
We record the grant date fair value of share-based compensation arrangements as compensation cost using a straight-line method over the service period. Share-based compensation is expensed or capitalized based on the nature of the employee’s activities. The Company classified certain awards that will be settled in cash as liability awards. The fair value of a liability-classified award is determined on a quarterly basis beginning at the grant date until final vesting. Changes in the fair value of liability-classified awards are expensed or capitalized based on the nature of the employee’s activities over the vesting period of the award.
Litigation Contingencies
We are involved in legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss in the notes to the consolidated financial statements.
We review the developments in our contingencies that could affect the amount of the provisions that has been previously recorded, and the matters and related possible losses disclosed. We make adjustments to our provisions and changes to our disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgement is required to determine both the probability and the estimated amount.
Foreign Currency Translation
Although we are a UK company, our functional currency is the US dollar, and we define any non-US dollar denominated currency as “foreign currencies.” In non-US locations where the US Dollar has been designated as the functional currency (based on an evaluation of factors including the markets in which the subsidiary operates, inflation, generation of cash flow, financing activities and intercompany arrangements), local currency transaction gains and losses are included in net income or loss. In non-US locations where the local currency is the functional currency, assets and liabilities are translated at the rates of exchange on the balance sheet date, while statement of operations items are translated at average rates of exchange during the year. The resulting gains or losses arising from the translation of accounts from the functional currency to the US Dollar are included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. We did not recognize any material gains or losses on foreign currency transactions or translations during the year ended December 31, 2022.
Derivative Financial Instruments
We use foreign currency forward contracts and interest rate swaps in order to manage our exposure to fluctuations in currency exchange and interest rates, respectively. The contracts are not entered into for trading purposes. The Company has not designated these derivative instruments as hedges. We recognize the derivatives at fair value on the Consolidated Balance Sheets, and where applicable, such contracts covered by master netting agreements are reported net. Gross positive fair values are netted with gross negative fair values by counterparty. Realized gains and losses as well as changes

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
in the fair values of derivative financial instruments are recognized in the income statement in “Interest income and other, net.” See “Note 17— Derivative Instruments” for additional information on derivative instruments.
Accounting Pronouncements
Accounting Standards Adopted. In October 2021, the FASB issued Accounting Standards Update No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, in order to provide clarity on how to account for acquired revenue contracts with customers in a business combination. This guidance is effective for public business entities for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date. Early adoption is permitted. The Company early adopted this standard on January 1, 2022 and it did not have a material impact on our financial statements.
Recently Issued Accounting Standards. There have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our consolidated financial statements.
Note 2— Chapter 11 Emergence
On the Petition Date, Legacy Noble and certain of its subsidiaries, including Finco, filed voluntary petitions in the Bankruptcy Court seeking relief under chapter 11 of the Bankruptcy Code. The Plan was confirmed by the Bankruptcy Court on November 20, 2020, and the Debtors emerged from the bankruptcy proceedings on the Emergence Effective Date.
On the Emergence Effective Date, and pursuant to the terms of the Plan, the Company:
•Appointed five new members to the Successor’s board of directors to replace all of the directors of the Predecessor, other than the director also serving as President and Chief Executive Officer, who was re-appointed pursuant to the Plan. Subsequent to the Emergence Effective Date, an additional director was appointed.
•Terminated and cancelled all ordinary shares and equity-based awards of Legacy Noble that were outstanding immediately prior to the Emergence Effective Date;
•Transferred approximately 31.7 million Noble Cayman Shares to holders of Legacy Noble’s then outstanding Senior Notes due 2026 (the “Guaranteed Notes”) in the cancellation of the Guaranteed Notes;
•Transferred approximately 2.1 million Noble Cayman Shares, approximately 8.3 million seven-year warrants with Black-Scholes protection (the “Noble Cayman Tranche 1 Warrants”) with an exercise price of $19.27 and approximately 8.3 million seven-year warrants with Black-Scholes protection (the “Noble Cayman Tranche 2 Warrants”) with an exercise price of $23.13 to holders of Legacy Noble’s then outstanding senior notes (other than the Guaranteed Notes) (the “Legacy Notes”) in cancellation of the Legacy Notes;
•Issued approximately 7.7 million Noble Cayman Shares and $216.0 million principal amount of our senior secured second lien notes (the “Second Lien Notes”) to participants in a rights offering (the “Rights Offering”) at an aggregate subscription price of $200.0 million;
•Issued approximately 5.6 million Noble Cayman Shares to the backstop parties (the “Backstop Parties”) to a Backstop Commitment Agreement, dated October 12, 2020 (the “Backstop Commitment Agreement”), among the Debtors and the Backstop Parties as Holdback Securities (as defined in the Backstop Commitment Agreement);
•Issued approximately 1.7 million Noble Cayman Shares to the Backstop Parties in respect of their backstop commitment to subscribe for Unsubscribed Securities (as defined in the Backstop Commitment Agreement);
•Issued approximately 1.2 million Noble Cayman Shares to the Backstop Parties in connection with the payment of the Backstop Premiums (as defined in the Backstop Commitment Agreement);
•Issued 2.8 million five-year warrants with no Black-Scholes protection (the “Noble Cayman Tranche 3 Warrants”) with an exercise price of $124.40 to the holders of Legacy Noble’s ordinary shares outstanding prior to the Emergence Effective Date;

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
•Entered into the Revolving Credit Agreement (as defined herein) providing for a $675.0 million Revolving Credit Facility (as defined herein) (with a $67.5 million sublimit for the issuance of letters of credit thereunder);
•Entered into an indenture governing the Second Lien Notes;
•Entered into a registration rights agreement with certain parties who received Noble Cayman Shares under the Plan; and
•Entered into a registration rights agreement with certain parties who received Second Lien Notes under the Plan.
In addition, Noble entered into an exchange agreement with certain Backstop Parties which provided that, as soon as reasonably practicable after the Emergence Effective Date, the other parties to such agreement would deliver to the Company an aggregate of approximately 6.5 million Noble Cayman Shares issued pursuant to the Plan in exchange for the issuance of penny warrants to purchase up to approximately 6.5 million Noble Cayman Shares, with an exercise price of $0.01 per share (“Noble Cayman Penny Warrants”). This exchange was completed in late February 2021.
Management Incentive Plan
The Plan contemplated that on or after the Emergence Effective Date, the Company would adopt a long-term incentive plan and authorize and reserve 7.7 million Noble Cayman Shares for issuance pursuant to equity incentive awards to be granted under such plan. On February 18, 2021, the Company adopted the long-term incentive plan and authorized and reserved 7.7 million Noble Cayman Shares for awards to be granted under such plan.
Sources of Cash for Plan Distribution
All cash payments made by the Company under the Plan on the Emergence Effective Date were funded from cash on hand, proceeds of the Rights Offering, and proceeds of the Revolving Credit Facility.
Reorganization Items, Net
In accordance with ASC 852, any incremental expenses, gains and losses that are realized or incurred as of or subsequent to the Petition Date and before the Emergence Effective Date that are a direct result of the Chapter 11 Cases are recorded under “Reorganization items, net.” The following table summarizes the components of reorganization items included in our Consolidated Statements of Operations for the period from January 1, 2021 through February 5, 2021:

	Predecessor
	Noble	Finco
	Period From	Period From
	January 1, 2021	January 1, 2021
	through	through
	February 5, 2021	February 5, 2021
Professional fees (1)	$(28,739)	$(8,095)
Adjustments for estimated allowed litigation claims	77,300	—
Write-off of unrecognized share-based compensation	(4,406)	(4,406)
Gain on settlement of liabilities subject to compromise	2,556,147	2,556,147
Loss on fresh start adjustments	(2,348,251)	(2,348,251)
Total Reorganization items, net	$252,051	$195,395
(1)Payments of $44.2 million and $7.2 million related to professional fees have been presented as cash outflows from operating activities in our Consolidated Statements of Cash Flows for the period from January 1, 2021 through February 5, 2021 for Noble and Finco, respectively.
Liabilities Subject to Compromise
From the Petition Date until the Emergence Effective Date, the Company operated as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. In accordance with ASC 852, on our Consolidated Balance Sheets prior to the Emergence Effective Date, the caption “Liabilities subject to compromise”

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
reflects the expected allowed amount of the pre-petition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. The Company has considered the chapter 11 motions approved by the Bankruptcy Court with respect to the amount and classification of its pre-petition liabilities. The Company evaluated and adjusted the amount and classification of its pre-petition liabilities through the Emergence Effective Date.
Note 3— Fresh Start Accounting
In connection with our emergence from bankruptcy and in accordance with ASC 852, Noble and Finco qualified for and applied fresh start accounting on the Emergence Effective Date. Noble and Finco were required to apply fresh start accounting because (i) the holders of existing Legacy Noble voting shares received less than 50% of the voting shares of the Successor, and (ii) the reorganization value of Noble's and Finco's assets, each of which approximated $1.7 billion, immediately prior to confirmation of the Plan was less than the corresponding post-petition liabilities and allowed claims, each of which approximated $4.0 billion. Applying fresh start accounting resulted in new reporting entities with no beginning retained earnings or accumulated deficit. Accordingly, our financial statements and notes after the Emergence Effective Date are not comparable to our financial statements and notes on and to prior to that date.
With the application of fresh start accounting, we allocated the reorganization value to our individual assets and liabilities (except for deferred income taxes) based on their estimated fair values in conformity with ASC Topic 805, Business Combinations. The amount of deferred taxes was determined in accordance with ASC Topic 740, Income Taxes and ASC 852. The Emergence Effective Date fair values of our assets and liabilities differed materially from their recorded values as reflected on the historical balance sheets.
As described in “Note 1— Organization and Significant Accounting Policies,” Noble and Finco are referred to as Successor, as the context requires, and includes the financial position and results of operations of the reorganized Noble and Finco subsequent to February 5, 2021. References to Predecessor relate to the financial position and results of operations of Legacy Noble and Finco prior to, and including, February 5, 2021.
Reorganization Value and Valuation of Assets
The reorganization value represents the fair value of the Successor’s and Finco’s total assets and was derived from the enterprise value, which represents the estimated fair value of an entity’s long-term debt and equity. As set forth in the Plan, the enterprise value of the reorganized Debtors was estimated to be in the range of $1.1 billion to $1.6 billion with a midpoint of $1.3 billion. The enterprise value range was determined by using a discounted cash flow analysis and a peer group trading analysis, excluding unrestricted cash at emergence. Based on the estimates and assumptions discussed above, we estimated the enterprise value to be the midpoint of the range of estimated enterprise value of $1.3 billion.
The following table reconciles the enterprise value to the Successor equity as of the Emergence Effective Date:

February 5, 2021
Enterprise value	$1,300,300
Plus: Cash and cash equivalents	111,968
Less: Fair value of debt	(393,500)
Fair value of Successor equity	$1,018,768
The following table reconciles the enterprise value to the reorganization value as of the Emergence Effective Date:

February 5, 2021
Enterprise value	$1,300,300
Plus: Cash and cash equivalents	111,968
Plus: Non-interest bearing current liabilities	185,410
Plus: Non-interest bearing non-current liabilities	108,268
Reorganization value of Successor assets	$1,705,946
With the assistance of financial advisors, we determined the enterprise and corresponding equity value of the Successor by calculating the present value of future cash flows based on our financial projections. The enterprise value and

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
corresponding equity value are dependent upon achieving future financial results set forth in our valuations, as well as the realization of certain other assumptions. All estimates, assumptions, valuations and financial projections, including the fair value adjustments, the enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond our control. Accordingly, the estimates, assumptions, valuations or financial projections may not be realized and actual results could vary materially.
Valuation Process
Under the application of fresh start accounting and with the assistance of valuation experts, we conducted an analysis of the Consolidated Balance Sheet to determine if any of the Company’s net assets would require a fair value adjustment as of the Emergence Effective Date. The results of our analysis indicated that our principal assets, which include mobile offshore drilling units, certain intangibles and debt issued at emergence would require a fair value adjustment on the Emergence Effective Date. The rest of the Company’s net assets were determined to have carrying values that approximated fair value on the Emergence Effective Date. Further details regarding the valuation process is described further below.
Property, Plant and Equipment
The valuation of the Company’s mobile offshore drilling units and other related tangible assets was determined by using a combination of (1) the discounted cash flows expected to be generated from our drilling assets over their remaining useful lives and (2) the cost to replace our drilling assets, as adjusted by the current market for similar offshore drilling assets. Assumptions used in our assessment included, but were not limited to, future marketability of each unit in light of the current market conditions and its current technical specifications, timing of future contract awards and expected operating dayrates, operating costs, utilization rates, tax rates, discount rate, capital expenditures, market values, weighting of market values, reactivation costs, estimated economic useful lives and, in certain cases, our belief that a drilling unit is no longer marketable and is unlikely to return to service in the near to medium term. We included an allocation for corporate overhead when calculating the discounted cash flows expected to be generated from our drilling assets over their remaining useful lives. The cash flows were discounted at our weighted average cost of capital (“WACC”), which was derived from a blend of our after-tax cost of debt and our cost of equity, and computed using public share price information for similar offshore drilling market participants, certain US Treasury rates, and certain risk premiums specific to the Company.
The valuation of our remaining property and equipment, including owned real estate, construction in progress assets, and other equipment essential to our operations, was determined utilizing a combination of replacement cost and market valuation approaches. Specifically, the land was valued using a sales comparison method of the market approach, in which we utilized recent sales of comparable properties to estimate the fair value on a US Dollar per acre basis. The remaining property and equipment were valued using a cost approach, in which we estimated the replacement cost of the assets and applied adjustments for physical depreciation and obsolescence, where applicable, to arrive at a fair value.
Intangible Assets
At emergence, we held contracts for drilling services related to certain long-term contracts. Given the contract dayrates relative to market dayrates at the Emergence Effective Date, we determined the contracts represent favorable contract intangible assets. Based on a discounted cash flow analysis utilizing the dayrate differential between current market dayrates and the contract dayrates, and a risk-adjusted discount rate of 17%, we determined the aggregate fair value of our contracts for these certain contracts to be $113.4 million above the fair value of the contracts if they were priced at current market dayrates on the Emergence Effective Date. The dayrate differential on these contracts as compared to prior years was primarily driven by the combination of continued market oversupply of offshore drilling units, the volatility in oil and gas price and the unprecedented crude product consumption levels experienced in 2020.
Debt
The valuations of the Company’s Revolving Credit Facility and Second Lien Notes were based on relevant market data as of the Emergence Effective Date and the terms of each of the respective instruments. Considering the interest rates and implied yields for the Revolving Credit Facility and Second Lien Notes were within a range of comparable market yields (with considerations for term and seniority), fair value adjustments were recorded relating to each of the instruments.
Successor Warrants
On the Emergence Effective Date, the Company issued Noble Cayman Tranche 1 Warrants and Noble Cayman Tranche 2 Warrants to certain former bondholders as part of the settlement of their pre-petition claims. The Company also issued Noble Cayman Tranche 3 Warrants to holders of the Predecessor’s ordinary shares. The fair values of the warrants on the Emergence Effective Date were determined using an options pricing model while considering the contractual terms for each respective tranche, including the mandatory exercise provisions related to Noble Cayman Tranche 1 Warrants and Noble

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Cayman Tranche 2 Warrants. The key market data assumptions for the options pricing model are the estimated volatility and the risk-free rate. The volatility assumption was estimated using market data for similar offshore drilling market participants with consideration for differences in size and leverage. The risk-free rate assumption was based on US Constant Maturity Treasury rates as of the Emergence Effective Date.
Consolidated Balance Sheet at Emergence
The adjustments set forth in the following Consolidated Balance Sheet as of February 5, 2021 reflect the consummation of the transactions contemplated by the Plan and carried out by the Company (“Reorganization Adjustments”) and the fair value adjustments as a result of the application of fresh start accounting (“Fresh Start Adjustments”). The explanatory notes provide additional information with regard to the adjustments recorded, the methods used to determine fair values and significant assumptions or inputs.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
The following table reflects the reorganization and application of ASC 852 on our consolidated balance sheet as of February 5, 2021:

	Predecessor	Reorganization Adjustments		Fresh Start Adjustments		Successor
ASSETS
Current assets
Cash and cash equivalents	$317,962	$(205,994)	(a)	$—		$111,968
Accounts receivable, net	189,207	—		—		189,207
Taxes receivable	32,556	—		—		32,556
Prepaid expenses and other current assets	63,056	(20,302)	(b)	(10,073)	(m)	32,681
Total current assets	602,781	(226,296)		(10,073)		366,412
Intangible assets	—	—		113,389	(n)	113,389
Property and equipment, at cost	4,787,661	—		(3,631,936)	(o)	1,155,725
Accumulated depreciation	(1,221,033)	—		1,221,033	(o)	—
Property and equipment, net	3,566,628	—		(2,410,903)		1,155,725
Other assets	69,940	10,983	(c)	(10,503)	(m)	70,420
Total assets	$4,239,349	$(215,313)		$(2,318,090)		$1,705,946
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$89,215	$(7,266)	(d)	$—		$81,949
Accrued payroll and related costs	35,615	—		—		35,615
Taxes payable	34,211	—		—		34,211
Other current liabilities	64,943	21,305	(e)	(52,613)	(m)	33,635
Total current liabilities	223,984	14,039		(52,613)		185,410
Long-term debt	—	352,054	(f)	41,446	(p)	393,500
Deferred income taxes	9,303	(17,328)	(g)	29,550	(q)	21,525
Other liabilities	108,489	4,659	(h)	(26,405)	(m)	86,743
Liabilities subject to compromise	4,143,812	(4,143,812)	(i)	—		—
Total liabilities	4,485,588	(3,790,388)		(8,022)		687,178
Shareholders’ equity (deficit)
Common stock (Predecessor)	2,511	(2,511)	(j)	—		—
Common stock (Successor)	—	1	(k)	—		1
Additional paid-in capital (Predecessor)	815,505	(815,505)	(j)	—		—
Additional paid-in capital (Successor)	—	1,018,767	(k)	—		1,018,767
Accumulated deficit	(1,006,351)	3,374,323	(l)	(2,367,972)	(r)	—
Accumulated other comprehensive loss	(57,904)	—		57,904	(s)	—
Total shareholders’ equity (deficit)	(246,239)	3,575,075		(2,310,068)		1,018,768
Total liabilities and equity	$4,239,349	$(215,313)		$(2,318,090)		$1,705,946

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Reorganization Adjustments
(a)Represents the reorganization adjustment to cash and cash equivalents:

Proceeds from Rights Offering	$200,000
Proceeds from the Revolving Credit Facility, net of issuance costs	167,361
Transfer of cash from restricted cash	300
Payment of professional service fees	(23,261)
Payment of the pre-petition revolving credit facility principal and accrued interest	(550,019)
Deconsolidation of NHUK	(300)
Payment of recurring debt fees	(75)
Change in cash and cash equivalents	$(205,994)
(b)Represents the reorganization adjustment for the following:

Payment of professional service fees from escrow	$(12,380)
Payment of Paragon litigation settlement from escrow	(7,700)
Transfer of restricted cash to cash	(300)
Adjustment to miscellaneous receivables related to the deconsolidation of NHUK upon emergence	78
Change in prepaid expenses and other current assets	$(20,302)
(c)Adjustments to other assets relates to capitalization of long-term debt issuance costs related to the Revolving Credit Facility of $11.1 million and the impact of reorganization adjustments on deferred tax assets of $(0.1) million.
(d)Adjustments to accounts payable related to the payment of professional fees $(15.2) million and the reinstatement of trade payables from liabilities subject to compromise of $8.0 million.
(e)Adjustment of $21.3 million to other current liabilities related to the reinstatement of liabilities subject to compromise.
(f)Represents $352.1 million of outstanding borrowings, net of financing costs, under the Second Lien Notes and Revolving Credit Facility.
(g)Represents the write-off of $(17.3) million deferred income taxes as the result of the Company’s internal restructuring.
(h)Represents cancellation of $(0.1) million cash-based compensation plans and the reinstatement of $4.7 million right-of-use lease liabilities.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
(i)Liabilities subject to compromise settled or reinstated in accordance with the Plan and the resulting gain were determined as follows:

4.900% senior notes due Aug. 2020	$62,535
4.625% senior notes due Mar. 2021	79,937
3.950% senior notes due Mar. 2022	21,213
7.750% senior notes due Jan. 2024	397,025
7.950% senior notes due Apr. 2025	450,000
7.875% senior notes due Feb. 2026	750,000
6.200% senior notes due Aug. 2040	393,597
6.050% senior notes due Mar. 2041	395,000
5.250% senior notes due Mar. 2042	483,619
8.950% senior notes due Apr. 2045	400,000
5.958% revolving credit facility maturing Jan. 2023	545,000
Accrued and unpaid interest	110,300
Protection and indemnity insurance liabilities	25,669
Accounts payable and other payables	8,163
Estimated loss on litigation	15,700
Lease liabilities	6,054
Total consolidated liabilities subject to compromise	4,143,812
Issuance of Successor common stock	(854,909)
Issuance of Successor warrants to certain Predecessor creditors	(141,029)
Payment of the pre-petition revolving credit facility principal and accrued interest	(550,020)
Payment of Paragon litigation settlement from escrow	(7,700)
Reinstatement of Transocean litigation liability	(8,000)
Reinstatement of protection and indemnity insurance liabilities	(11,791)
Reinstatement of trade payables and right-of-use lease liabilities	(14,216)
Gain on settlement of liabilities subject to compromise	$2,556,147
(j)Represents the cancellation of the Predecessor’s common stock of $(2.5) million and Additional paid-in capital of $(815.5) million.
(k)Represents the reorganization adjustments to common stock and additional paid in capital:

Par value of 50 million shares of new common stock issued	$1
Capital in excess of par value of 50 million issued and authorized shares of new common stock issued	875,931
Fair value of new warrants issued	142,836
Total Successor equity issued on the Emergence Effective Date	$1,018,768

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
(l)Represents the reorganization adjustments to accumulated deficit:

Gain on settlement of liabilities subject to compromise	2,556,147
Professional fees and success fees	(15,017)
Write-off of unrecognized share-based compensation	(4,406)
Reorganization items, net	2,536,724
Cancellation of Predecessor common stock and additional paid-in capital	820,299
Cancellation of Predecessor cash and equity compensation plans	2,183
Issuance of Successor warrants to Predecessor equity holders	(1,807)
Deconsolidation of NHUK	(222)
Recognition of recurring debt fees	(75)
Tax impacts of reorganization	17,221
Net impact to Accumulated Deficit	$3,374,323
Fresh Start Adjustments
(m)Reflects adjustments to capitalized deferred costs, deferred revenue and pension balances due to the application of fresh start accounting as follows:

	Prepaid expenses and other current assets	Other assets	Other current liabilities	Other liabilities
Deferred contract assets and revenues	$(10,073)	$(2,616)	$(52,616)	$(20,320)
Write-off of certain financing costs	—	(6,238)	—	—
Pension assets and obligations	—	(1,010)	3	(6,085)
Fair value adjustments to other assets	—	(639)	—	—
	$(10,073)	$(10,503)	$(52,613)	$(26,405)
(n)Reflects the fair value adjustment of $113.4 million to record an intangible asset for favorable contracts with customers.
(o)Reflects the fair value adjustment of $2.4 billion to property and equipment of the Predecessor. The following table presents a comparison of the historical and new fair values upon emergence:

	Historical Value	Fair Value
Drilling equipment and facilities	$4,355,384	$1,070,931
Construction in progress	231,626	75,159
Other	200,651	9,635
Less: accumulated depreciation	(1,221,033)	—
Property and equipment, at cost	$3,566,628	$1,155,725
(p)Reflects a fair value adjustment of $41.4 million to the carrying value of the Second Lien Notes due to application of fresh start accounting.
(q)New deferred tax balances of $29.6 million were established for favorable contracts with customers due to application of fresh start accounting.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
(r)The following table summarizes the cumulative impact of the fresh start adjustments, as discussed above, the elimination of the Predecessor’s accumulated other comprehensive loss, and the adjustments required to eliminate accumulated deficit:

Fair value adjustment to Prepaid and other current assets	$(10,073)
Fair value adjustment to Intangible assets	113,389
Fair value adjustment to Property and equipment, net	(2,410,903)
Fair value adjustment to Other assets	(10,503)
Fair value adjustment to Other current liabilities	52,613
Fair value adjustment to Long-term debt	(41,446)
Fair value adjustment to Deferred income taxes	(9,829)
Fair value adjustment to Other liabilities	26,405
Derecognition of Predecessor Accumulated other comprehensive loss	(57,904)
Total fresh start adjustments included in Reorganization items, net	(2,348,251)
Tax impact of fresh start adjustments	(19,721)
Net change in accumulated deficit	$(2,367,972)
(s)Reflects $57.9 million for the derecognition of Predecessor Accumulated other comprehensive loss through Reorganization items, net.
Note 4— Acquisitions and Divestitures
Business Combination with Maersk Drilling
Noble’s business strategy in part includes growing by acquisition and as a result, we pursue and complete mergers, acquisitions, as well as dispositions of businesses or assets or other strategic transactions that we believe will enable us to strengthen or broaden our business and achieve various efficiencies, cost-synergies and economies of scale. This strategy is evidenced by the 2021 Pacific Drilling Merger (as defined herein) and the Business Combination with Maersk Drilling completed in the fourth quarter of 2022.
On the Merger Effective Date, pursuant to the Business Combination Agreement, Noble Cayman merged with and into Merger Sub, with Merger Sub surviving the Merger as a wholly owned subsidiary of Noble, and (i) each Noble Cayman Share issued and outstanding prior to the Merger Effective Time was converted into one newly and validly issued, fully paid and non-assessable Ordinary Share of Noble and (ii) each Noble Cayman Warrant (as defined herein) issued and outstanding immediately prior to the Merger Effective Time was converted automatically into a warrant to acquire a number of Ordinary Shares equal to the number of Noble Cayman Shares underlying such warrant, with the same terms as were in effect immediately prior to the Merger Effective Time under the terms of the applicable Noble Cayman Warrant Agreement (as defined herein) (collectively, the “Warrants”). In addition, each award of restricted share units representing the right to receive Noble Cayman Shares, or value based on the value of Noble Cayman Shares (each, a “Noble Cayman RSU Award”), outstanding immediately prior to the Merger Effective Time ceased to represent a right to acquire Noble Cayman Shares (or value equivalent to Noble Cayman Shares) and was converted into the right to acquire, on the same terms and conditions as were applicable under the Noble Cayman RSU Award (including any vesting conditions), that number of Ordinary Shares equal to the number of Noble Cayman Shares subject to such Noble Cayman RSU Award immediately prior to the Merger Effective Time. As a result of the Merger, Noble became the ultimate parent of Noble Cayman and its respective subsidiaries effective as of the Merger Effective Time.

On the Closing Date, pursuant to the Business Combination Agreement, Noble completed the Offer and because Noble acquired more than 90% of the issued and outstanding Maersk Drilling Shares, Noble redeemed all remaining Maersk Drilling Shares not exchanged in the Offer for, at the election of the holder, either Ordinary Shares or cash (or, for those holders that do not make an election, only cash), under Danish law by way of the Compulsory Purchase. The Compulsory Purchase was completed in early November 2022, at which time Maersk Drilling became a wholly owned subsidiary of Noble. After the close of the Business Combination, Maersk Drilling was contributed by Noble to Finco in a common control transaction.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
In connection with the Offer and the Compulsory Purchase, each Maersk Drilling Share was exchanged for either (i) 1.6137 newly and validly issued, fully paid and non-assessable Ordinary Shares (the “Exchange Ratio”), or (ii) cash consideration (payable in DKK). The Offer was subject to a cash consideration cap per Maersk Drilling shareholder of $1,000 and an aggregate cap on cash consideration payable to all Maersk Drilling shareholders of $50 million. Consequently, in relation to the Offer, Maersk Drilling shareholders who elected to receive cash consideration in the Offer received, as applicable, (a) $1,000 for the applicable portion of their Maersk Drilling Shares and the balance of Maersk Drilling Shares in Ordinary Shares in accordance with the Exchange Ratio, or (b) the amount corresponding to the total holding of their Maersk Drilling Shares if such holding of Maersk Drilling Shares represented a value equal to or less than $1,000 in the aggregate. The Compulsory Purchase was not subject to a cash consideration cap per holder or an aggregate cap for cash consideration.
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
In September 2021, eligible Maersk Drilling employees signed an addendum to their existing service agreements that provides for enhanced severance terms in the event of termination as well as a retention bonus (“Deal Completion Bonus”) to be paid irrespective of termination if a transaction with Noble were to close (the “Retention Addendum”). The Retention Addendum was entered into on September 20, 2021. The Deal Completion Bonus was paid on October 3, 2022 for five Maersk executives terminated immediately upon close and on October 31, 2022 for all other eligible individuals.
Purchase Price Allocation
The Business Combination has been accounted for using the acquisition method of accounting under ASC Topic 805, Business Combination, with Noble being treated as the accounting acquirer. Under the acquisition method of accounting, the assets and liabilities of Maersk Drilling and its subsidiaries were recorded at their respective fair values on the Closing Date. Total consideration for the acquisition was $2.0 billion, which included $5.6 million in net cash paid and $2.0 billion in non-cash consideration, primarily related to noble shares issued to legacy Maersk shareholders and the replacement of legacy Maersk Drilling RSU Awards.
Determining the fair values of the assets and liabilities of Maersk Drilling and the consideration paid requires judgment and certain assumptions to be made, the most significant of these being related to the valuation of Maersk Drilling’s mobile offshore drilling units and other related tangible assets and the fair value of drilling contracts and other intangibles.
Offshore Drilling Units. The valuation of Maersk Drilling’s mobile offshore drilling units was determined using either (i) the discounted cash flows expected to be generated from the drilling assets over their remaining useful lives or (ii) the cost to replace the drilling assets, as adjusted by the current market for similar offshore drilling assets. Assumptions used in our assessment included, but were not limited to, future marketability of each unit in light of the current market conditions and its current technical specifications, timing of future contract awards and expected operating dayrates, operating costs, rig utilization rates, tax rates, discount rate, capital expenditures, synergies, market values, estimated economic useful lives of the rigs and, in certain cases, our belief that a drilling unit is no longer marketable and is unlikely to return to service in the near to medium term.
Compulsory Purchase. Noble redeemed all of the remaining 4.1 million shares of Maersk Drilling Shares not exchanged in the Offer for, at the election of the holder, either Ordinary Shares or cash (or, for those holders that did not make an election, only cash), as required under Danish law by way of the Compulsory Purchase. The Company recognized the Compulsory Purchase as a redeemable interest at fair value upon the closing of the Business Combination. The Company determined that the fair value of the Compulsory Purchase was $193.7 million utilizing inputs which included Noble share price and cash redemption amount as of the Closing Date. The Compulsory Purchase interest was derecognized in mid-November 2022, with a portion being offset to common stock when 4.1 million Ordinary Shares were issued, additional paid in capital of $123.8 million and the remainder being the amount paid in cash of $69.9 million.
Maersk Drilling Debt. In connection with the Business Combination, the Company guaranteed the DNB Credit Facility and the DSF Credit Facility (both as defined in “Note 9— Debt”). The DSF Credit Facility had a floating interest rate that fluctuated based on market rates, thus fair value approximated the carrying amount. In November 2022, the outstanding loans under

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
the DNB Credit Facility were fully extinguished at par value with no pre-payment penalties, with fair value approximating the carrying amount, and was replaced with the New DNB Credit Facility (as defined in “Note 9— Debt”). On February 23, 2023 the remaining amount under the DSF Credit Facility was paid in full using cash on hand. For additional information on the credit facilities see “Note 9— Debt”.
Maersk Drilling Off-market Contracts. The Company recorded, with the assistance of external valuation specialists, intangible assets and liabilities from drilling contracts that had favorable and unfavorable terms compared to the current market which were recorded on the Closing Date. The Company recognized the fair value adjustments as off-market contract assets and liabilities, recorded in “Intangible assets” and ”Noncurrent contract liabilities,” respectively.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
The following table represents the preliminary allocation of the total purchase price of Maersk Drilling to the identifiable assets acquired and the liabilities assumed based on the fair values as of the Closing Date. In connection with this acquisition, the Company incurred $33.1 million of acquisition related costs during the year ended December 31, 2022. The results of Maersk Drilling operations are included in the Company’s results of operations effective on the Closing Date. The purchase price allocation is preliminary and subject to change. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the Closing Date. Any final adjustment to the valuation could change the fair values assigned to the assets and liabilities, resulting in a change to our consolidated financial statements, including a change to goodwill. Such change could be material.

Purchase price consideration:
Fair value of Noble shares transferred to legacy Maersk shareholders	$1,793,351
Cash paid to legacy Maersk shareholders	887
Fair value of replacement Maersk Drilling RSU Awards attributable to the purchase price	6,780
Deal Completion Bonus	6,177
Fair Value of Compulsory Purchase	193,678
Total purchase price consideration	$2,000,873

Assets acquired:
Cash and cash equivalents	$172,205
Accounts receivable, net	250,251
Taxes receivable	20,603
Prepaid expenses and other current assets	41,068
Total current assets	484,127
Intangible assets	22,991
Property, plant and equipment, net	2,756,096
Other assets	69,713
Total assets acquired	3,332,927
Liabilities assumed:
Current maturities of long-term debt	129,130
Accounts payable	130,273
Accrued payroll and related costs	21,784
Taxes payable	38,218
Interest payable	800
Other current liabilities	41,253
Total current liabilities	361,458
Long-term debt	596,692
Deferred income taxes	4,071
Noncurrent contract liabilities	237,703
Other liabilities	158,146
Total liabilities assumed	1,358,070
Net assets acquired	1,974,857
Goodwill acquired	26,016
Purchase price consideration	$2,000,873
The goodwill of $26.0 million represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill recognized is

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
attributable to anticipated synergies expected to arise in connection with the acquisition. All of the goodwill was assigned to our single reporting unit, Contract Drilling Services. The goodwill is not deductible for tax purposes.
Maersk Drilling Revenue and Net Income
The following table represents Maersk Drilling’s revenue and earnings included in Noble’s Consolidated Statements of Operations subsequent to the Closing Date of the Business Combination.

Period From
October 3, 2022
through
December 31, 2022
Revenue	$341,490
Net loss	$21,690
Pro Forma Financial Information
The following unaudited pro forma summary presents the results of operations as if the Business Combination had occurred on February 6, 2021. The pro forma summary uses estimates and assumptions based on information available at the time. Management believes the estimates and assumptions to be reasonable; however, actual results may have differed significantly from this pro forma financial information. The pro forma information does not reflect any synergy savings that might have been achieved from combining the operations and is not intended to reflect the actual results that would have occurred had the companies actually been combined during the periods presented.

	Twelve Months Ended December 31, 2022	Period from February 6, 2021 through December 31, 2021
Revenue	$2,218,117	$1,924,013
Net income	$(34,356)	$453,231
Net income per share
Basic	$(0.26)	$3.56
Diluted	$(0.26)	$3.44
The pro forma results include, among others, (i) a reduction in Maersk Drilling’s historically reported depreciation expense related to adjustments of property and equipment values (ii) adjustments to reflect certain acquisition related costs incurred directly in connection with the Business Combination as if it had occurred on February 6, 2021, (iii) an adjustment to reflect the gain on sale as if the Rig Transaction (discussed below) had occurred on February 6, 2021 and (iv) net adjustments to increase contract drilling services revenue related to off-market customer contract assets and liabilities recognized in connection with the Business Combination with Maersk Drilling on a pro forma basis.
Rig Transaction
On June 23, 2022, Noble and Shelf Drilling entered into the sale by Noble and the purchase by Shelf Drilling (the “Rig Transaction”) of five jackup rigs known as the Noble Hans Deul, Noble Houston Colbert, Noble Lloyd Noble, Noble Sam Hartley and Noble Sam Turner and all related support and infrastructure (collectively, and together with the related offshore and onshore personnel and related operations, the “Divestment Business”). The Rig Transaction addressed the potential concerns identified by the UK Competition and Markets Authority of the Business Combination and was approved by them in September 2022.
On October 5, 2022, Noble and Shelf Drilling completed the Rig Transaction as part of the Business Combination. In connection with the Rig Transaction, the Divestment Business was transferred by Noble to Shelf Drilling for a purchase price of $375 million in cash which resulted in a gain of $85.1 million. As of the date of the Rig Transaction, Shelf Drilling gained control of the Noble Lloyd Noble. For a transition period following the completion of the Rig Transaction, Noble agreed to continue to operate the Noble Lloyd Noble under operating agreements with Shelf Drilling (the “NLN Charter Agreement”) and to provide certain other transition services to Shelf Drilling. Under the operating agreements, we agreed to remit the collections from our customers under the associated drilling contracts to Shelf Drilling, and Shelf Drilling agreed to reimburse us for our direct costs and expenses incurred while operating the Noble Lloyd Noble on behalf of Shelf Drilling (with certain exceptions).

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Pacific Drilling Merger
On April 15, 2021, the Company purchased Pacific Drilling Company LLC (“Pacific Drilling”), an international offshore drilling contractor, in an all-stock transaction (the “Pacific Drilling Merger”). Pursuant to the terms and conditions set forth in an Agreement and Plan of Merger dated March 25, 2021, (the “Pacific Drilling Merger Agreement”), (a) each membership interest in Pacific Drilling was converted into the right to receive 6.366 Noble Cayman Shares and (b) each of Pacific Drilling’s warrants outstanding immediately prior to the effective time of the Pacific Drilling Merger was converted into the right to receive 1.553 Noble Cayman Shares. As part of the transaction, Pacific Drilling’s equity holders received 16.6 million Noble Cayman Shares, or approximately 24.9% of the outstanding Noble Cayman Shares, and Noble Cayman Penny Warrants at closing. In connection with this acquisition, the Company acquired seven floaters and subsequently sold two floaters in June 2021 for net proceeds of $29.7 million. In connection with this acquisition, the Company incurred $15.9 million of acquisition related costs during the period from February 6 through December 31, 2021. The results of Pacific Drilling’s operations are included in the Company’s results of operations effective April 15, 2021.
Purchase Price Allocation
The transaction has been accounted for using the acquisition method of accounting under ASC Topic 805, Business Combinations, with Noble Cayman being treated as the accounting acquirer. As of March 31, 2022, we completed our fair value assessments of assets acquired and liabilities assumed, with no changes from our preliminary allocation reported in our Annual Report on Form 10-K for the year ended December 31, 2021.
Under the acquisition method of accounting, the assets and liabilities of Pacific Drilling and its subsidiaries have been recorded at their respective fair values as of the date of completion of the Pacific Drilling Merger and added to the Company’s.
Determining the fair values of the assets and liabilities of Pacific Drilling and the consideration paid requires judgment and certain assumptions to be made, the most significant of these being related to the valuation of Pacific Drilling’s mobile offshore drilling units and other related tangible assets and the fair value of the Noble Cayman Shares issued by Noble Cayman. The valuation of the Pacific Drilling’s mobile offshore drilling units was determined by using a combination of (1) the discounted cash flows expected to be generated from the drilling assets over their remaining useful lives and (2) the cost to replace the drilling assets, as adjusted by the current market for similar offshore drilling assets. Assumptions used in our assessment included, but were not limited to, future marketability of each unit in light of the current market conditions and its current technical specifications, timing of future contract awards and expected operating dayrates, operating costs, utilization rates, tax rates, discount rate, capital expenditures, market values, weighting of market values, reactivation costs, estimated economic useful lives and, in certain cases, our belief that a drilling unit is no longer marketable and is unlikely to return to service in the near to medium term. We included an allocation for corporate overhead when calculating the discounted cash flows expected to be generated from our drilling assets over their remaining useful lives. The cash flows were discounted at our WACC, which was derived from a blend of our after-tax cost of debt and our cost of equity, and computed using public share price information for similar offshore drilling market participants, certain US Treasury rates, and certain risk premiums specific to the Company. The inputs and assumptions related to these assets are categorized as Level 3 in the fair value hierarchy.
As Noble Cayman was not yet trading on the New York Stock Exchange at the time of the Pacific Drilling Merger, the valuation of the Noble Cayman Shares issued by Noble Cayman as consideration required an analysis of the discounted cash flows expected to be generated by the drilling assets of the combined entity. These discounted cash flows were derived utilizing many of the same types of assumptions as were used in the valuation of the Company’s drilling assets at emergence as well the Pacific Drilling assets. In addition, the discounted cash flows of the combined entity considered annual cost saving synergies from the operation of Noble Cayman and Pacific Drilling assets as a single fleet, and were accordingly discounted at a market participant WACC for the combined entity. Lastly, the valuation of the Noble Cayman Shares considered the fair value of debt, warrants and the management incentive plan of the combined entity to arrive at the fair value of common equity. The inputs and assumptions related to the value of Noble Cayman Shares are also categorized as Level 3 in the fair value hierarchy.
The Pacific Drilling Merger resulted in a gain on bargain purchase due to the estimated fair value of the identifiable net assets acquired exceeding the purchase consideration transferred by $62.3 million and is shown as a gain on bargain purchase on the Company’s Consolidated Statements of Operations. Management reviewed the Pacific Drilling assets acquired and liabilities assumed as well as the assumptions utilized in estimating their fair values. An adjustment of $2.2 million to the valuation allowance on the deferred tax assets acquired in the Pacific Drilling Merger was recorded in the

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
three months ended December 31, 2021. Upon completion of our assessment, the Company concluded that recording a gain on bargain purchase was appropriate and required under US GAAP. The bargain purchase was a result of a combination of factors, including a prolonged downturn in the drilling industry which led to challenging fundamentals for many competitors in the offshore drilling sector. The Company believes the seller was motivated to complete the transaction as the emerging market dynamics do not appear to be favorable to smaller rig fleets which operate across multiple regions.
The following table represents the allocation of the total purchase price of Pacific Drilling to the identifiable assets acquired and the liabilities assumed based on the fair values as of the acquisition date.

Consideration:
Pacific Drilling membership interests outstanding	2,500
Exchange Ratio	6.366	15,915
Pacific Drilling warrants outstanding	441
Exchange Ratio	1.553	685
Noble Cayman Shares issued		16,600
Fair value of Noble Cayman Shares on April 15, 2021		$21.55
Total consideration		$357,662

Assets acquired:
Cash and cash equivalents		$54,970
Accounts receivable		17,457
Taxes receivable		1,585
Prepaid expenses and other current assets		14,081
Total current assets		88,093
Property and equipment, net		346,167
Assets held for sale		30,063
Other assets		457
Total assets acquired		464,780
Liabilities assumed:
Accounts payable		18,603
Accrued payroll and related costs		16,128
Taxes payable		1,951
Other current liabilities		2,900
Total current liabilities		39,582
Deferred income taxes		798
Other liabilities		4,433
Total liabilities assumed		44,813
Net assets acquired		$419,967
Gain on bargain purchase		62,305
Purchase price consideration		$357,662

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Pacific Drilling Revenue and Net Income
The following table represents Pacific Drilling’s revenue and earnings included in the Company’s Consolidated Statements of Operations subsequent to the closing of the Pacific Drilling Merger.

Successor
Period From
February 6, 2021
through
December 31, 2021
Revenue	$94,506
Net loss	$(46,646)
Pro Forma Financial Information
The following unaudited pro forma summary presents the results of operations as if the Pacific Drilling Merger had occurred on February 6, 2021. The pro forma summary uses estimates and assumptions based on information available at the time. Management believes the estimates and assumptions to be reasonable; however, actual results may have differed significantly from this pro forma financial information. The pro forma information does not reflect any synergy savings that might have been achieved from combining the operations and is not intended to reflect the actual results that would have occurred had the companies actually been combined during the periods presented.

Successor
Period From
February 6, 2021
through
December 31, 2021
Revenue	$792,999
Net income	$69,966
Net income per share
Basic	$1.05
Diluted	$0.98
The pro forma results include, among others, (i) a reduction in Pacific Drilling’s historically reported depreciation expense for adjustments to property and equipment and (ii) an adjustment to reflect the gain on bargain purchase as if the Pacific Drilling Merger had occurred on February 6, 2021.
Sale of Rigs in Saudi Arabia
On August 25, 2021, Finco and certain subsidiaries of the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) to sell the jackup rigs operated by the Company in Saudi Arabia to ADES International Holding Limited (“ADES”) for a purchase price of $292.4 million in cash. Pursuant to the terms of the Purchase and Sale Agreement, the jackups, Noble Roger Lewis, Noble Scott Marks, Noble Joe Knight, and Noble Johnny Whitstine, together with certain related assets, were sold to ADES. The closing of the sale occurred in November 2021, and the Company recognized a gain of $185.9 million, net of transaction costs, in the fourth quarter of 2021 associated with the disposal of these assets.
The Purchase and Sale Agreement also included certain covenants that the Company has agreed to not carry on or be engaged in the operation of jackup drilling rigs in the territorial waters of the Kingdom of Saudi Arabia in the Arabian Gulf for a term after the closing date of (i) one year for purposes of drilling gas wells and (ii) two years for the purposes of drilling oil wells.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Note 5— Merger and Integration Costs
In connection with the Business Combination with Maersk Drilling and the Pacific Drilling Merger, the Company incurred expenses directly attributable to its merger and integration activities. During the years ended December 31, 2022 and 2021, the Company incurred $84.7 million and $24.8 million respectively of merger and integration costs primarily in connection with the Business Combination with Maersk Drilling. Merger and integration costs consisted primarily of transaction-related acquisition costs, costs related to integration activities, severance costs, retention costs, professional fees and other costs such as share-based compensation charges that are directly attributable to these activities. All merger and integration costs were expensed as incurred and recorded under “Merger and integration costs.”
Most merger and integration costs do not qualify for special accounting treatment as exit or disposal activities; however the Company incurred $0.8 million related to certain employee compensation that qualifies as exit or disposal activities. The costs were immaterial to 2022, and are expected to be immaterial in future periods.
In connection with these activities, Noble has incurred various costs associated with contractual termination benefits, including severance, accelerated vesting of share-based compensation and other expenses. These termination benefits have been accounted for under ASC 712, “Compensation - Nonretirement Postemployment Benefits” and ASC 718, “Compensation - Stock Compensation.”
Note 6— Income (Loss) Per Share
The following table presents the computation of basic and diluted earnings per share:

	Successor		Predecessor
		Period From	Period From
		February 6, 2021	January 1, 2021
	Year Ended	through	through	Year Ended
	December 31, 2022	December 31, 2021	February 5, 2021	December 31, 2020
Numerator:
Basic
Net income (loss)	$168,948	$101,982	$250,228	$(3,978,459)
Diluted
Net income (loss)	$168,948	$101,982	$250,228	$(3,978,459)
Denominator:
Weighted average shares outstanding — basic	85,055	63,186	251,115	250,792
Dilutive effect of share-based awards	3,334	3,180	5,456	—
Dilutive effect of warrants	8,489	1,262	—	—
Dilutive effect of compulsory purchase (1)	729	—	—	—
Weighted average shares outstanding — diluted	97,607	67,628	256,571	250,792
Income (loss) per share
Basic earnings (loss) per share	$1.99	$1.61	$1.00	$(15.86)
Diluted earnings (loss) per share	$1.73	$1.51	$0.98	$(15.86)
(1)    Represents the dilutive effect on outstanding shares between when the Compulsory Purchase interest was recorded on the Closing Date and when it was derecognized in mid-November 2022.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Only those items having a dilutive impact on our basic loss per share are included in diluted loss per share. The following table displays the share-based instruments that have been excluded from diluted income or loss per share since the effect would have been anti-dilutive:

	Successor		Predecessor
		Period From	Period From
		February 6, 2021	January 1, 2021
	Year Ended	through	through	Year Ended
	December 31, 2022	December 31, 2021	February 5, 2021	December 31, 2020
Share-based awards	—	—	556	6,082
Warrants (1)	2,774	11,097	—	—
(1)    Represents the total number of warrants outstanding which did not have a dilutive effect. In periods where the warrants are determined to be dilutive, the number of shares which will be included in the computation of diluted shares is determined using the treasury stock method, adjusted for mandatory exercise provisions under the warrant agreements if applicable.
Note 7— Property and Equipment
Property and equipment, at cost, for Noble consisted of the following:

	Year Ended December 31,
	2022	2021
Drilling equipment and facilities	$3,997,498	$1,467,772
Construction in progress	123,911	77,363
Other	41,796	10,840
Property and equipment, at cost	$4,163,205	$1,555,975
Capital expenditures, including capitalized interest, during the year ended December 31, 2022, the period from February 6 through December 31, 2021, and the period from January 1 through February 5, 2021 totaled $193.6 million, $159.9 million, and $10.3 million, respectively. During the period from February 6 through December 31, 2021, capitalized interest was $2.0 million and there was no capitalized interest for any other period presented.
During the years ended December 31, 2022 and 2021 we recognized no impairment charges to our long-lived assets. During the year ended December 31, 2020, we recognized a non-cash loss on impairment of $3.9 billion related to our long-lived assets. See “Note 8— Loss on Impairment” for additional information.
In preparation for Hurricane Ida in the US Gulf of Mexico in August 2021, the Noble Globetrotter II successfully secured the well it was drilling and detached from the blowout preventer without incident. However, during transit, the lower marine riser package and a number of riser joints separated from the rig, and certain other damage occurred. Due to the environmental conditions, a number of crew members were treated for minor injuries and released from medical care. The Company gave force majeure notice to the customer of the Noble Globetrotter II in accordance with the governing drilling services contract. The Company has insurance coverage for property damage to rigs due to named storms in the US Gulf of Mexico with a $10.0 million deductible per occurrence and a $50.0 million annual limit; however, our insurance policies may not adequately cover our losses and related claims, which could adversely affect our business. Timing differences occurred between the damage costs, capital expenditures made to repair or restore properties and recognition and receipt of insurance proceeds reflected in the Company’s financial statements. We received $21.9 million and $7.5 million of insurance proceeds during the year ended December 31, 2022 and the fourth quarter of 2021, respectively. The Company assessed the damage sustained on the Noble Globetrotter II, which resulted in $5.4 million of assets written off in the third quarter of 2021. Costs, as well as insurance recoveries, are presented in “Hurricane losses and (recoveries), net” on the Consolidated Statements of Operations. See “Note 18— Commitments and Contingencies” for additional information.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
During the first quarter of 2022, we sold the Noble Clyde Boudreaux for total net proceeds of $14.2 million, resulting in a gain of $6.8 million, which was offset by additional costs related to the sale of rigs in Saudi Arabia in 2021. During 2022, we sold the Divestment Business as part of the Rig Transaction for total net proceeds of $366.8 million, resulting in a gain of $85.1 million.
Note 8— Loss on Impairment
Asset Impairments
Consistent with our accounting policies discussed in “Note 1— Organization and Significant Accounting Policies,” we evaluate our property and equipment for impairment whenever there are changes in facts which suggest that the value of the asset is not recoverable. During 2022 and 2021, we did not identify any impairment triggers for our property and equipment.
The economic impacts of the pandemic in 2020, including the growing commitments by many of our customers to a transition to cleaner energy options, oversupply of offshore drilling units, a steep decline in demand for oil, and a substantial oil surplus, all of which we considered impairment indicators, resulted in us recognizing approximately $3.9 billion in non-cash impairment charges for seven floaters and nine jackups, and $24 million of impairment charges related to certain capital spare equipment during the year ended December 31, 2020. We estimated the fair values of these units using a weighting between an income valuation approach and a market approach, utilizing significant unobservable inputs, representative of a Level 3 fair value measurement. Assumptions used in our assessment included, but were not limited to, future marketability of each unit in light of the current market conditions and its current technical specifications, timing of future contract awards and expected operating dayrates, operating costs, utilization rates, discount rates, capital expenditures, market values, weighting of market values, reactivation costs, estimated economic useful lives and, in certain cases, our belief that a drilling unit is no longer marketable and is unlikely to return to service in the near to medium term.
Note 9— Debt
Senior Secured Revolving Credit Facility
On the Emergence Effective Date, Finco and Noble International Finance Company (“NIFCO”) entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) providing for a $675 million senior secured revolving credit facility (with a $67.5 million sublimit for the issuance of letters of credit thereunder) (the “Revolving Credit Facility”) and cancelled all debt that existed immediately prior to the Emergence Effective Date. The Revolving Credit Facility matures on July 31, 2025. Subject to the satisfaction of certain conditions, Finco may from time to time designate one or more of Finco’s other wholly-owned subsidiaries as additional borrowers under the Revolving Credit Agreement (collectively with Finco and NIFCO, the “Borrowers”). As of the Emergence Effective Date, $177.5 million of loans were outstanding, and $8.8 million of letters of credit were issued, under the Revolving Credit Facility. As of December 31, 2022, we had no loans outstanding and $21.1 million of letters of credit issued under the Revolving Credit Facility and an additional $8.7 million in letters of credit and surety bonds issued under bilateral arrangements.
All obligations of the Borrowers under the Revolving Credit Agreement, certain cash management obligations and certain swap obligations are unconditionally guaranteed, on a joint and several basis, by Finco and certain of its direct and indirect subsidiaries (collectively with the Borrowers, the “Credit Parties”), including a guarantee by each Borrower of the obligations of each other Borrower under the Revolving Credit Agreement. All such obligations, including the guarantees of the Revolving Credit Facility, are secured by senior priority liens on substantially all assets of, and the equity interests in, each Credit Party, subject to certain exceptions and limitations described in the Revolving Credit Agreement. None of Pacific Drilling, Maersk Drilling or any of their respective current subsidiaries is a guarantor of the Revolving Credit Facility, and none of their assets secure the Revolving Credit Facility.
The loans outstanding under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable margin plus, at Finco’s option, either: (i) the reserve-adjusted LIBOR or (ii) a base rate, determined as the greatest of (x) the prime loan rate as published in The Wall Street Journal, (y) the federal funds effective rate plus 1/2 of 1%, and (z) the reserve-adjusted one-month LIBOR plus 1%. The applicable margin is initially 4.75% per annum for LIBOR loans and 3.75% per annum for base rate loans and will be increased by 50 basis points after July 31, 2024, and may be increased by an additional 50 basis points under certain conditions described in the Revolving Credit Agreement.
The Borrowers are required to pay customary quarterly commitment fees and letter of credit and fronting fees.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Availability of credit (whether borrowings or letters of credit) under the Revolving Credit Agreement is subject to the satisfaction of certain conditions, including, after giving effect to any such credit and the application of the proceeds (if any) thereof, (i) the aggregate amount of Available Cash (as defined in the Revolving Credit Agreement) must not exceed $100.0 million, (ii) if the Consolidated First Lien Net Leverage Ratio (as defined in the Revolving Credit Agreement) would be greater than 5.50 to 1.00, then the aggregate principal amount outstanding under the Revolving Credit Facility cannot exceed $610.0 million, and (iii) the Asset Coverage Ratio (as described below) must be at least 2.00 to 1.00.
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
The Revolving Credit Agreement obligates Finco and its restricted subsidiaries to comply with the following financial maintenance covenants:
•as of the last day of each fiscal quarter, the ratio of Adjusted EBITDA to Cash Interest Expense (each as defined in the Revolving Credit Agreement) is not permitted to be less than (i) 2.00 to 1.00 for each four fiscal quarter period ending on or before June 30, 2024, and (ii) 2.25 to 1.00 for each four fiscal quarter period ending thereafter; and
•as of the last day of each fiscal quarter, the ratio of (i) Asset Coverage Aggregate Rig Value (as defined in the Revolving Credit Agreement) to (ii) the aggregate principal amount of loans and letters of credit outstanding under the Revolving Credit Facility (the “Asset Coverage Ratio”) is not permitted to be less than 2.00 to 1.00.
The Revolving Credit Facility contains affirmative and negative covenants, representations and warranties and events of default that the Company considers customary for facilities of this type.
Second Lien Notes Indenture
On the Emergence Effective Date, pursuant to the Backstop Commitment Agreement, dated October 12, 2020, among the Debtors and the backstop parties thereto, Noble Cayman and Finco consummated the Rights Offering of the Second Lien Notes and associated Noble Cayman Shares at an aggregate subscription price of $200.0 million.
An aggregate principal amount of $216.0 million of Second Lien Notes was issued in the Rights Offering, which includes the aggregate subscription price of $200.0 million plus a backstop fee of $16.0 million which was paid in kind. The Second Lien Notes mature on February 15, 2028. The Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured second-priority basis, by the direct and indirect subsidiaries of Finco that are Credit Parties under the Revolving Credit Facility. None of Pacific Drilling, Maersk Drilling or any of their respective current subsidiaries is a guarantor of the Second Lien Notes, and none of their assets secure the Second Lien Notes.
The Second Lien Notes and such guarantees are secured by senior priority liens on the assets subject to liens securing the Revolving Credit Facility, including the equity interests in Finco and each guarantor of the Second Lien Notes, all of the rigs owned by the Company as of the Emergence Effective Date or acquired by the Company thereafter, certain assets related thereto, and substantially all other assets of Finco and such guarantors, in each case, subject to certain exceptions and limitations.
Interest on the Second Lien Notes accrues, at Finco’s option, at a rate of: (i) 11% per annum, payable in cash; (ii) 13% per annum, with 50% of such interest to be payable in cash and 50% of such interest to be payable by issuing additional Second Lien Notes (“PIK Notes”); or (iii) 15% per annum, with the entirety of such interest to be payable by issuing PIK Notes. Finco pays interest semi-annually in arrears on February 15 and August 15 of each year, commencing August 15, 2021. For accrual purposes, we have assumed we will make the next interest payment in cash and have accrued at a rate of 11%; however, the actual interest election will be made no later than the record date for such interest payment.
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
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
DNB Credit Facility and New DNB Credit Facility
Upon closing the Business Combination with Maersk Drilling (the “Closing Date”), Noble guaranteed the Term and Revolving Facilities Agreement dated December 6, 2018, by and among Maersk Drilling, the rig owners and material intra-group charterers party thereto and DNB Bank ASA as agent (as amended from time to time, the “DNB Credit Facility”).
On November 22, 2022, Maersk Drilling, as the borrower, the Company, as parent guarantor, certain subsidiaries of Maersk Drilling as guarantors, and the lenders identified therein, with DNB Bank ASA, New York Branch acting as Agent entered into a new Term Facility Agreement (the “New DNB Credit Facility”). On December 22, 2022, the Utilisation Date (as defined in the New DNB Credit Facility) occurred under the New DNB Credit Facility, at which time the loans outstanding under the DNB Credit Facility were repaid with the proceeds of the full $350.0 million available under the New DNB Credit Facility. In connection with the borrowing, Noble incurred $4.3 million of fees paid to the lenders, which are recorded as “Gain loss on extinguishment of debt, net” in our Statements of Operations as of December 31, 2022.
The term loan under the New DNB Credit Facility requires quarterly amortization payments on March 15, June 15, September 15 and December 15 of $2.5 million per quarter in the first year, $7.5 million per quarter in the second year, $12.5 million per quarter in the third year, and a balloon payment payable on the termination of the New DNB Credit Facility in an amount equal to the remaining outstanding principal amount of the loan. The loan under the New DNB Credit Facility accrues interest at an initial rate of Term SOFR + 3.50% with quarterly step-ups commencing on the first anniversary of the Utilisation Date of an additional (i) 0.15% per quarter during months 13 to 24 after the Utilisation Date (with total Margin payable during the fourth quarter of that period being Term SOFR + 4.10%) and (ii) 0.25% per quarter during months 25 to 36 after the Utilisation Date (with total Margin payable during the fourth quarter of that period being Term SOFR + 5.10%). The New DNB Credit Facility has the following financial covenants (each as defined in the New DNB Credit Facility): (i)) The Company’s liquidity shall not at any time be less than $200.0 million; (ii) Maersk Drilling’s liquidity shall not at any time be less than $50 million; (iii) Maersk Drilling’s leverage ratio shall not at any time be greater than 4.75:1.00; and (iv) Maersk Drilling’s equity ratio shall not at any time be less than 35%. The New DNB Credit Facility also contains affirmative and negative covenants, representations and warranties, and events of default that the Company considers customary for facilities of this type. The New DNB Credit Facility matures in December 2025.
DSF Credit Facility
The Company guaranteed the Term Loan Facility Agreement dated December 10, 2018 by and between Maersk Drilling and Danmarks Skibskredit A/S as lender, agent, and security agent (as amended from time to time, the “DSF Credit Facility”) in connection with the Business Combination with Maersk Drilling that closed on October 3, 2022. The DSF Credit Facility was repaid in full on February 23, 2023 using cash on hand. The loans under the DSF Credit Facility accrued interest at a rate of LIBOR + 1.8% - 2.9% based on the current leverage ratio of Maersk Drilling. Under the DSF Credit Facility, Maersk Drilling was subject to the following financial covenants (as defined in the DSF Credit Facility), (i) Maersk Drilling’s leverage ratio shall not at any time be greater than 4.75:1.00, (ii) Maersk Drilling’s liquidity shall not at any time be less than $200.0 million and (iii) Maersk Drilling’s equity ratio shall not at any time be less than 35%. Under the DSF Credit Facility, a mandatory prepayment was required with respect to the total loss, sale or arrest of the related collateral vessels.
The DSF Credit Facility contained covenants and terms in which the violation of such, along with the lapse of any relevant cure period, results in an event of default that Noble considers customary for credit facilities of these types. If an event of default occurs and is continuing, the agent under the DSF Credit Facility may declare that all or part of the outstanding loans are immediately due and payable. As of December 31, 2022, we had outstanding principal of $149.7 million of outstanding term loans under the DSF Credit Facility, which was due in December 2023.
Debt Open Market Repurchases
In August 2022, we purchased $1.6 million aggregate principal amount of our Second Lien Notes for approximately $1.8 million, plus accrued interest, as open market repurchases and recognized a loss of approximately $0.2 million.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
In the fourth quarter of 2022, we purchased $40.7 million aggregate principal amount of our Second Lien Notes for approximately $45.1 million, plus accrued interest, as open market repurchases and recognized a loss of approximately $4.4 million.
Guarantees
On the Closing Date of the Business Combination with Maersk Drilling, the following guarantees (the “Guarantees”) by Noble became effective: (i) a Guarantee related the DNB Credit Facility, pursuant to which Noble guarantees all of the obligations of Maersk Drilling and its subsidiaries party thereto in relation to the DNB Credit Facility and related financing documents, and (ii) a Guarantee related to the DSF Credit Facility, pursuant to which Noble guaranteed all of the obligations of Maersk Drilling and its subsidiaries party thereto in relation to the DSF Credit Facility and related financing documents. On December 22, 2022, the DNB Credit Facility and related Noble guarantee were terminated and the New DNB Credit Facility was issued including the Company as parent guarantor. On February 23, 2023 the DSF Credit Facility was repaid in full and related Noble guarantee was terminated.
Fair Value of Debt
Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our debt instruments was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities (Level 2 measurement). The fair values of each of the Revolving Credit Facility, the New DNB Credit Facility and the DSF Credit Facility approximates its respective carrying amount as its interest rate is variable and reflective of market rates. All remaining fair value disclosures are presented in “Note 16— Fair Value of Financial Instruments.”
The following table presents the carrying value, net of unamortized debt issuance costs and discounts or premiums, and the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, respectively:

	December 31,
	2022		2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior secured notes
11.000% Senior Notes due February 2028	$173,695	$192,353	$216,000	$236,792
Credit facility:
Senior Secured Revolving Credit Facility matures July 2025	—	—	—	—
Term Loans:
New DNB Credit Facility matures December 2025	349,360	350,000	—	—
DSF Credit Facility matures December 2023	149,715	149,715	—	—
Total debt	672,770	692,068	216,000	236,792
Less: Current maturities of long-term debt	159,715	—	—	—
Long-term debt	$513,055	$692,068	$216,000	$236,792
Note 10— Equity
Share Capital
Noble Cayman Share Capital. On the Emergence Effective Date, pursuant to the Plan, Noble Cayman issued 50 million Noble Cayman Shares. Subsequent to the Emergence Effective Date, approximately 6.5 million Noble Cayman Shares were exchanged for Noble Cayman Penny Warrants to purchase up to approximately 6.5 million Noble Cayman Shares, with an exercise price of $0.01 per share. Noble Cayman Shares issuable upon the exercise of Noble Cayman Penny Warrants were included in the number of outstanding shares used for the computation of basic net loss per share prior to the exercise of those warrants. As of the Merger Effective Date, all Noble Cayman Penny Warrants had been exchanged for Noble Cayman Shares and there were no Noble Cayman Penny Warrants remaining outstanding. On the Merger Effective Date, immediately prior to the Merger Effective Time, Noble Cayman had approximately 70.4 million Noble Cayman Shares outstanding, as compared to approximately 60.2 million Noble Cayman Shares outstanding at December 31, 2021. Pursuant to the Memorandum of Association of Noble Cayman, the share capital of Noble Cayman was $6,000 divided into

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
500,000,000 ordinary shares of a par value of $0.00001 each and 100,000,000 shares of a par value of $0.00001, each of such class or classes having the rights as the board of directors of Noble Cayman (the “Noble Cayman Board”) could determine from time to time.
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
Noble Share Capital. As of December 31, 2022, there were approximately 134.7 million Ordinary Shares outstanding. With respect to the Business Combination, at the Merger Effective Time, Noble issued 70.4 million Ordinary Shares to the former holders of Noble Cayman Shares. Further, at the Merger Effective Time, Noble issued 14.5 million Warrants exercisable for Ordinary Shares to former holders of Noble Cayman Warrants (defined wherein). In connection with the completion of the Exchange Offer, Noble issued 60.1 million Ordinary Shares to the former holders of Maersk Drilling shares.

Additional changes to share capital occurred as a result of, among other actions, the vesting of restricted stock units and performance based restricted stock units to our employees and directors, the cancellation of Ordinary Shares denoted as excess shares in the voluntary share exchange as a result of the Exchange Offer, the issuance of Ordinary Shares pursuant to the exercise of warrants, and share repurchases under the Company’s authorized share repurchase plan.

In addition, as of December 31, 2022, 6.2 million Tranche 1 Warrants, 5.5 million Tranche 2 Warrants and 2.8 million Tranche 3 Warrants were outstanding and exercisable. We also have 2.1 million Ordinary Shares authorized and reserved for issuance pursuant to equity awards under the Noble Corporation plc 2022 Long-Term Incentive Plan

The declaration and payment of dividends require the authorization of the Board of Directors of Noble. Such may be paid only out of Noble’s “distributable reserves” on its statutory balance sheet in accordance with law. Therefore, Noble is not permitted to pay dividends out of share capital, which includes share premium. The payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual and indenture restrictions and other factors deemed relevant by our Board of Directors.
Warrants
On the Merger Effective Date, immediately prior to the Merger Effective Time, we had outstanding 6.2 million Noble Cayman Tranche 1 Warrants, 5.6 million Noble Cayman Tranche 2 Warrants and 2.8 million Noble Cayman Tranche 3 Warrants (together with the Noble Cayman Tranche 1 Warrants and the Noble Cayman Tranche 2 Warrants, the “Noble Cayman Warrants”). At the Merger Effective Time, each Noble Cayman Warrant outstanding immediately prior to the Merger Effective Time was converted automatically into a Warrant to acquire a number of Ordinary Shares equal to the number of Noble Cayman Shares underlying such Noble Cayman Warrant, with the same terms as were in effect immediately prior to the Merger Effective Time under the terms of the applicable Noble Cayman Warrant Agreement.
The Tranche 1 Warrants of Noble (the “Tranche 1 Warrants”) are exercisable for one Ordinary Share per warrant at an exercise price of $19.27 per warrant, the Tranche 2 Warrants of Noble (the “Tranche 2 Warrants”) are exercisable for one Ordinary Share per warrant at an exercise price of $23.13 per warrant and the Tranche 3 Warrants of Noble (the “Tranche 3 Warrants”) are exercisable for one Ordinary Share per warrant at an exercise price of $124.40 per warrant (in each case as may be adjusted from time to time pursuant to the applicable Warrant Agreement). The Tranche 1 Warrants and the Tranche 2 Warrants are exercisable until 5:00 p.m., Eastern time, on February 4, 2028 and the Tranche 3 Warrants are exercisable until 5:00 p.m., Eastern time, on February 4, 2026. The Tranche 1 Warrants and the Tranche 2 Warrants have Black-Scholes protections, including in the event of a Fundamental Transaction (as defined in the applicable warrant agreement). The Tranche 1 Warrants and the Tranche 2 Warrants also provide that while the Mandatory Exercise Condition (as defined in the applicable Warrant Agreement) set forth in the applicable Warrant Agreement has occurred and is continuing, Noble or the Required Mandatory Exercise Warrantholders (as defined in the applicable Warrant Agreement) have the right and option (but not the obligation) to cause all or a portion of the Warrants to be exercised on a cashless basis. In the case of Noble, under the Mandatory Exercise Condition, all of the Tranche 1 Warrants or the Tranche 2 Warrants (as applicable) would be exercised. In the case of the electing Required Mandatory Exercise Warrantholders, under the Mandatory Exercise Condition, all of their respective Tranche 1 Warrants or Tranche 2 Warrants (as applicable)

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
would be exercised. Mandatory exercises entitle the holder of each Warrant subject thereto to (i) the number of Ordinary Shares issuable upon exercise of such Warrant on a cashless basis and (ii) an amount payable in cash, Ordinary Shares or a combination thereof (in Noble’s sole discretion) equal to the Black-Scholes Value (as defined in the applicable Warrant Agreement) with respect to the number of Ordinary Shares withheld upon exercise of such Warrant on a cashless basis. At December 31, 2022, the Mandatory Exercise Condition set forth in the Warrant Agreements for the Tranche 1 Warrants and the Tranche 2 Warrants was satisfied.
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
Share Repurchases
Under law, the Company is only permitted to purchase its own Ordinary Shares by way of an “off-market purchase” in a plan approved by shareholders. Such may be paid only out of Noble’s “distributable reserves” on its statutory balance sheet in accordance with law. As of the date of this report, we have shareholder authority to repurchase up to 15% per annum of the issued share capital of the Company as of the beginning of each fiscal year for a five-year period (subject to an overall aggregate maximum of 20,601,161 Ordinary Shares). During the year ended December 31, 2022, we repurchased 407,477 of our Ordinary Shares, which were subsequently cancelled.
Noble Successor Share-Based Compensation Plans
Stock Plans. On February 18, 2021, subsequent to the Emergence Effective Date, Noble Cayman adopted the 2021 LTIP, which permitted grants of options, stock appreciation rights, stock or stock unit awards or cash awards, any of which may have been structured as a performance award, from time to time to employees and non-employee directors who were to be granted awards under the 2021 LTIP, and authorized and reserved 7.7 million Noble Cayman Shares for equity incentive awards to be granted under such plan.
In connection with the Merger, on the Merger Effective Date, the Company adopted the 2022 LTIP, which permits grants of options, stock appreciation rights, stock or stock unit awards or cash awards, any of which may be structured as a performance award, from time to time to employees and non-employee directors who are to be granted awards under the 2022 LTIP, and authorized and reserved approximately 5.9 million Ordinary Shares for equity incentive awards to be granted under such plan. The Company assumed, under the 2022 LTIP, all outstanding awards granted under the 2021 LTIP, as well as any rights and obligations of Noble Cayman thereunder. On the Merger Effective Date, each Noble Cayman RSU Award outstanding immediately prior to the Merger Effective Time ceased to represent a right to acquire Noble Cayman Shares (or value equivalent to Noble Cayman Shares) and was converted into the right to acquire, on the same terms and conditions as were applicable under the Noble Cayman RSU Award (including any vesting conditions), that number of Ordinary Shares equal to the number of Noble Cayman Shares subject to such Noble Cayman RSU Award immediately prior to the Merger Effective Time.
The Company also approved the adoption, effective as of October 3, 2022, of (i) the Noble Corporation plc RSU Long-Term Incentive Programme for Executive Management 2022, and (ii) the Noble Corporation plc RSU Long-Term Incentive Programme 2022, under which the Company assumed all outstanding awards of Maersk Drilling granted under the Maersk Drilling RSU Long-Term Incentive Programme for Executive Management 2019 and the Maersk Drilling RSU Long-Term Incentive Programme 2019, respectively. Each Maersk Drilling RSU Award that was outstanding immediately prior to the Acceptance Time was exchanged, at the Acceptance Time, with the right to receive, on the same terms and conditions as were applicable under the Maersk Drilling RSU Long-Term Incentive Programme for Executive Management 2019 and the Maersk Drilling RSU Long-Term Incentive Programme 2019 (including any vesting conditions), that number of Ordinary Shares equal to the product of (1) the number of Maersk Drilling Shares subject to such Maersk Drilling RSU Award immediately prior to the Acceptance Time and (2) the Exchange Ratio, with any fractional Maersk Drilling Shares rounded to

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
the nearest whole share. Upon such exchange, Maersk Drilling RSU Awards ceased to represent a right to receive Maersk Drilling Shares (or value equivalent to Maersk Drilling Shares).
In addition to assuming any outstanding awards granted under the plans listed in the two preceding paragraphs (including the shares underlying such awards) and the award agreements evidencing the grants of such awards, the Company assumed the remaining shares available for issuance under each applicable plan, including any awards granted to the Company’s directors or executive officers, in each case subject to adjustments to such awards in the manner set forth in the Business Combination Agreement. On December 31, 2022, we had 2,075,225 shares remaining available for grants to employees and non-employee directors under the 2022 LTIP.
Restricted Stock Units (“RSUs”). We awarded both Time Vested RSUs (“TVRSUs”) and Performance Vested RSUs (“PVRSUs”) under the 2021 LTIP, each of which were assumed by the 2022 LTIP. On the Merger Effective Date, each Noble Cayman RSU Award outstanding immediately prior to the Merger Effective Time ceased to represent a right to acquire Noble Cayman Shares (or value equivalent to Noble Cayman Shares) and was converted into the right to acquire, on the same terms and conditions as were applicable under the Noble Cayman RSU Award (including any vesting conditions), that number of Ordinary Shares equal to the number of Noble Cayman Shares subject to such Noble Cayman RSU Award immediately prior to the Merger Effective Time. The TVRSUs generally vest over a three-year period. The number of PVRSUs which vest will depend on the degree of achievement of specified corporate performance criteria over a three-year performance period. These criteria consist of market and performance based criteria.
The TVRSUs are valued on the date of award at our underlying share price. The total compensation for units that ultimately vest is recognized over the service period. The shares and related nominal value are recorded when the RSU vests and additional paid-in capital is adjusted as the share-based compensation cost is recognized for financial reporting purposes.
In 2022 and 2021, 40 percent of the TVRSUs granted to non-employee directors will be settled in cash and accounted for as liability awards, which were valued on the date of grant based on the estimated fair value of the Company’s share price. Under the fair value method for liability-classified awards, compensation expense is remeasured each reporting period at fair value based upon the closing price of the Company’s Ordinary Shares.
The market-based PVRSUs are valued on the date of grant based on the estimated fair value. Estimated fair value is determined based on numerous assumptions, including an estimate of the likelihood that our stock price performance will achieve the targeted thresholds and the expected forfeiture rate. The fair value is calculated using a Monte Carlo Simulation Model. The assumptions used to value the PVRSUs include historical volatility and risk-free interest rates over a time period commensurate with the remaining term prior to vesting, as follows for the respective grant dates:

	Year Ended	Period from February 6, 2021 through
	December 31, 2022	December 31, 2021
	February 3, 2022	February 19, 2021	October 1, 2021	December 1, 2021
Valuation assumptions:
Expected volatility	74.8%	50.0%	92.2%	95.1%
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.42%	0.19%	0.33%	0.58%
Additionally, similar assumptions were made for each of the companies included in the defined index and the peer group of companies in order to simulate the future outcome using the Monte Carlo Simulation Model.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
A summary of the RSUs awarded during the periods indicated is as follows:

	Twelve Months Ended December 31, 2022	Period from February 6, 2021 through December 31, 2021
Equity-classified TVRSU
Units awarded	988,750	1,735,843
Weighted-average share price at award date	$27.85	$16.68
Weighted-average vesting period (years)	2.94	2.94
Liability-classified TVRSU
Units awarded	20,120	52,364
Weighted-average share price at award date	$31.25	$16.76
Weighted-average vesting period (years)	1.00	2.81
PVRSU
Units awarded	295,372	1,457,842
Weighted-average share price at award date	$25.57	$16.74
Three-year performance period ended December 31	2024	2023
Weighted-average award date fair value	$35.77	$20.82
During the year ended December 31, 2022 and the period from February 6, 2021 through December 31, 2021, we awarded 30,180 and 78,546 shares equity-classified TVRSUs and 20,120 and 52,364 shares liability-classified TVRSUs, respectively, to our non-employee directors.
A summary of the status of non-vested RSUs at December 31, 2022 and changes for the period from February 6, 2021 through December 31, 2021 is presented below:

	Equity-Classified TVRSUs Outstanding	Weighted Average Award-Date Fair Value	PVRSUs Outstanding (1)	Weighted Average Award-Date Fair Value
Non-vested RSUs at February 5, 2021 (Successor)	—	$—	—	$—
Awarded	1,735,843	16.68	1,457,842	20.82
Vested	—	—	—	—
Forfeited	(66,081)	16.44	—	—
Non-vested RSUs at December 31, 2021	1,669,762	$16.69	1,457,842	$20.82
Awarded (2)	988,750	27.85	295,372	35.77
Vested (3)	(1,050,086)	21.35	—	—
Forfeited	(68,876)	20.39	—	—
Non-vested RSUs at December 31, 2022	1,539,550	$20.51	1,753,214	$35.77
(1)For awards granted during 2022 and 2021, the number of PVRSUs shown equals the shares that would vest if the “target” level of performance is achieved. The minimum number of units is zero and the “maximum” level of performance is 200 percent of the amounts shown.
(2)Includes approximately 477,785 shares of outstanding TVRSUs that were assumed upon the acquisition of Maersk Drilling. The weighted average grant date fair value on the date of assumption was approximately $29.84 per share.
(3)Includes approximately 336,993 shares of outstanding TVRSUs that vested upon the acquisition of Maersk Drilling. The weighted average vested share price on the date of vesting was approximately $29.84 per share.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
We granted 20,120 and 52,364 liability-classified TVRSUs at a weighted-average grant date fair value of $31.25 and $16.76, during the year ended December 31, 2022 and for the period from February 6, 2021 through December 31, 2021, respectively. During the year ended December 31, 2022, 60,302 units vested and no units were forfeited. During the period from February 6, 2021 through December 31, 2021, no units were vested and no units were forfeited. At December 31, 2022 and 2021, we had 2,672 and 52,364 liability-classified TVRSUs outstanding with an associated total liability of $24.6 thousand and $0.4 million, respectively.
At December 31, 2022 and 2021, there was $17.0 million and $20.1 million of total unrecognized compensation cost related to the equity-classified TVRSUs, to be recognized over a remaining weighted-average period of 1.35 and 2.09 years, respectively. At December 31, 2022 and 2021, there was $0.1 million and $0.9 million of total unrecognized compensation cost related to the liability-classified TVRSUs, to be recognized over a remaining weighted-average period of 0.10 and 1.97 years, respectively.
At December 31, 2022 and 2021, there was $18.1 million and $22.1 million of total unrecognized compensation cost related to the PVRSUs, to be recognized over a remaining weighted-average period of 2.96 and 2.00 years, respectively. The total potential compensation for PVRSUs is recognized over the service period regardless of whether the performance thresholds are ultimately achieved.
Share-based amortization recognized during the year ended December 31, 2022 and the period from February 6, 2021 through December 31, 2021 related to all restricted stock, excluding amounts included in Merger and integration costs, totaled $29.9 million ($26.4 million net of income tax) and $16.5 million ($16.4 million net of tax), respectively. During both periods, there was no capitalized share-based amortization.
Predecessor Share-Based Compensation Plans
All outstanding shares and equity awards of Legacy Noble were cancelled as a result of the Chapter 11 Cases.
Stock Plans. During 2015, Legacy Noble shareholders approved a new equity plan, the Noble Corporation plc 2015 Omnibus Incentive Plan (the “Legacy Noble Incentive Plan”), which permitted grants of options, stock appreciation rights, stock or stock unit awards or cash awards, any of which could be structured as a performance award, from time to time to employees who were to be granted awards under the Legacy Noble Incentive Plan. Neither consultants nor non-employee directors were eligible for awards under the Legacy Noble Incentive Plan. The Legacy Noble Incentive Plan replaced the Noble Corporation 1991 Stock Options and Restricted Stock Plan, as amended (the “1991 Plan”). The 1991 Plan was terminated, and equity awards were thereafter only made under the Legacy Noble Incentive Plan. Stock option awards previously granted under the 1991 Plan remained outstanding in accordance with their terms until being cancelled as a result of the Chapter 11 Cases.
During the period from January 1, 2021 through February 5, 2021 and the year ended December 31, 2020, the Legacy Noble Incentive Plan was restated and Legacy Noble shareholders approved amendments, primarily to increase the number of Legacy Noble ordinary shares available for issuance as long-term incentive compensation under the Legacy Noble Incentive Plan by 8.7 million and 5.8 million shares, respectively. The maximum aggregate number of Legacy Noble ordinary shares that could be granted for any and all awards under the Legacy Noble Incentive Plan could not exceed 40.0 million shares.
During 2017, upon Legacy Noble shareholder approval, the Noble Corporation 2017 Director Omnibus Plan (the “Legacy Noble Director Plan”) replaced the previous plans that were terminated. Legacy equity awards to our non-employee directors were thereafter only made under the Legacy Noble Director Plan. No awards made under previous plans remained outstanding.
During 2019, Legacy Noble shareholders approved amendments to increase the number of Legacy Noble ordinary shares available for issuance under the Legacy Noble Director Plan by 0.9 million shares, bringing the maximum aggregate number of Legacy Noble ordinary shares that could be granted for any and all awards under the Legacy Noble Director Plan to 1.8 million shares.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Stock Options. Options had a term of 10 years, an exercise price equal to the fair market value of a share on the date of grant and generally would vest over a three-year period. A summary of the status of stock options granted under the 1991 Plan and the changes during the period ended on February 5, 2021 and December 31, 2020 are presented below:

	February 5, 2021		December 31, 2020
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of period	556,155	$30.39	708,400	$30.90
Expired or cancelled	(556,155)	30.39	(152,245)	32.78
Outstanding at end of period	—		556,155	30.39
Exercisable at end of period	—	$—	556,155	$30.39
All outstanding options were cancelled as a result of the Chapter 11 Cases and there were no stock options outstanding as of the Emergence Effective Date.
The fair value of each option was estimated on the date of grant using a Black-Scholes pricing model. The expected term of options granted represented the period of time that the options were expected to be outstanding and was derived from historical exercise behavior, then current trends and values derived from lattice-based models. Expected volatilities were based on implied volatilities of traded options on our shares, historical volatility of our shares, and other factors. The expected dividend yield was based on historical yields on the date of grant. The risk-free rate was based on the US Treasury yield curve in effect at the time of grant.
There were no non-vested stock option balances as of the Emergence Effective Date or any changes during the period from January 1, 2021 through February 5, 2021. No new stock options were granted during the period from January 1 through February 5, 2021 and the year ended December 31, 2020. There was no compensation cost recognized during the period from January 1 through February 5, 2021 and the year ended December 31, 2020 related to stock options.
Restricted Stock Units. We awarded both TVRSUs and PVRSUs under the Legacy Noble Incentive Plan. The TVRSUs generally vested over a three-year period. The number of PVRSUs which would vest depended on the degree of achievement of specified corporate performance criteria over a three-year performance period. Depending on the date the PVRSU was awarded, these criteria consisted of market-based criteria or market and performance-based criteria.
The TVRSUs were valued on the date of award at our underlying share price. The total compensation for units that ultimately vested was recognized over the service period. The shares and related nominal value were recorded when the RSUs vested and additional paid-in capital was adjusted as the share-based compensation cost was recognized for financial reporting purposes.
The market-based PVRSUs were valued on the date of grant based on the estimated fair value. Estimated fair value was determined based on numerous assumptions, including an estimate of the likelihood that our stock price performance would achieve the targeted thresholds and the expected forfeiture rate. The fair value was calculated using a Monte Carlo Simulation Model. The assumptions used to value the PVRSUs included historical volatility and risk-free interest rates over a time period commensurate with the remaining term prior to vesting, as follows:

2020
Valuation assumptions:
Expected volatility	69.8%
Expected dividend yield	—%
Risk-free interest rate	1.40%
Additionally, similar assumptions were made for each of the companies included in the defined index and the peer group of companies in order to simulate the future outcome using the Monte Carlo Simulation Model.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
A summary of the RSUs awarded for the year ended December 31, 2020 is as follows:

2020
TVRSU
Units awarded	5,559,678
Weighted-average share price at award date	$0.82
Weighted-average vesting period (years)	3.0
PVRSU
Units awarded	2,696,774
Weighted-average share price at award date	$0.91
Three-year performance period ended December 31	2022
Weighted-average award date fair value	$1.14
There were no RSUs granted during the period from January 1, 2021 through February 5, 2021.
During the period from January 1 through February 5, 2021 and the year ended December 31, 2020, we awarded zero and 280,635 shares, respectively, to our non-employee directors.
A summary of the status of non-vested RSUs at February 5, 2021 and changes during the period from January 1 through February 5, 2021 is presented below:

	TVRSUs Outstanding	Weighted Average Award-Date Fair Value	PVRSUs Outstanding (1)	Weighted Average Award-Date Fair Value
Non-vested RSUs at January 1, 2021 (Predecessor)	2,362,500	$3.43	3,163,113	$3.22
Awarded	—	—	—	—
Vested	(61,050)	5.46	—	—
Forfeited or cancelled	(2,301,450)	3.37	(3,163,113)	3.22
Non-vested RSUs at February 5, 2021 (Predecessor)	—	$—	—	$—
(1)For awards granted during 2020, the number of PVRSUs shown equals the shares that would vest if the “target” level of performance was achieved. The minimum number of shares was zero and the “maximum” level of performance was 200 percent of the amounts shown.
The total award-date fair value of TVRSUs vested during the period from January 1 through February 5, 2021 was $0.3 million.
Share-based amortization recognized during the period from January 1 through February 5, 2021 and the year ended December 31, 2020 related to all restricted stock totaled $0.7 million ($0.7 million net of income tax), and $9.2 million ($8.6 million net of income tax), respectively. During the period from January 1 through February 5, 2021 and the year ended December 31, 2020, capitalized share-based amortization was zero.
Liability-Classified Cash Incentive Awards. In 2020, the Company granted cash incentive awards that would vest over a three-year period and the final cash payment depended on the degree of achievement of specified corporate performance criteria over a three-year performance period. These criteria consisted of market-based criteria or market and performance-based criteria. These awards were valued on the date of grant based on the estimated fair value. Estimated fair value was determined based on numerous assumptions, including an estimate of the likelihood that our stock price performance would achieve the targeted thresholds and the expected forfeiture rate. The fair value was calculated using a Monte Carlo Simulation Model. The assumptions used to value the awards included historical volatility of 69.8% and a risk-free interest rate of 1.4% over a time period commensurate with the remaining term prior to vesting. Additionally, similar assumptions were made for each of the companies included in the defined index and the peer group of companies in order to simulate the future outcome using the Monte Carlo Simulation Model. During 2020, the remaining balance of the vested awards were cancelled and replaced as part of the 2020 Other Cash Award Plan.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Note 11— Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the accumulated balances for each component of “Accumulated other comprehensive income (loss)” during the year ended December 31, 2022, the period from February 6, 2021 to December 31, 2021 and the period from January 1, 2021 to February 5, 2021. All amounts within the tables are shown net of tax.

	Defined Benefit Pension Items (1)	Foreign Currency Items	Total
Balance at 12/31/2020 (Predecessor)	$(39,737)	$(18,275)	$(58,012)
Activity during period:
Other comprehensive income before reclassifications	—	(116)	(116)
Amounts reclassified from AOCI	224	—	224
Net other comprehensive income (loss)	224	(116)	108
Cancellation of Predecessor equity	39,513	18,391	57,904
Balance at Balance at 2/5/2021 (Predecessor)	$—	$—	$—

Balance at Balance at 2/6/2021 (Successor)	$—	$—	$—
Activity during period:
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified to AOCI	5,389	—	5,389
Net other comprehensive income	5,389	—	5,389
Balance at 12/31/2021 (Successor)	$5,389	$—	$5,389
Activity during period:
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified to AOCI	(1,742)	—	(1,742)
Net other comprehensive income	(1,742)	—	(1,742)
Balance at 12/31/2022 (Successor)	$3,647	$—	$3,647
(1)Defined benefit pension items relate to actuarial changes and the amortization of prior service costs. Reclassifications from AOCI are recognized as expense on our Consolidated Statements of Operations through “Other income (expense).” See “Note 15— Employee Benefit Plans” for additional information.
Note 12— Revenue and Customers
Disaggregation of Revenue
The following table provides information about contract drilling revenue by rig types:

	Successor		Predecessor
		Period From	Period From
	Year	February 6, 2021	January 1, 2021	Year
	Ended	through	through	Ended
	December 31, 2022	December 31, 2021	February 5, 2021	December 31, 2020
Floaters	$997,819	$482,283	$50,057	$491,407
Jackups	335,022	225,848	23,994	417,829
Total	$1,332,841	$708,131	$74,051	$909,236

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Contract Balances
Accounts receivable are recognized when the right to consideration becomes unconditional based upon contractual billing schedules. Payment terms on invoiced amounts are typically 30 days. Customer contract assets and liabilities generally consist of deferred revenue and contract costs resulting from past transactions related to the provision of services under contracts with customers. Current contract asset and liability balances are included in “Prepaid expenses and other current assets” and “Other current liabilities,” respectively, and noncurrent contract assets and liabilities are included in “Other assets” and “Other liabilities,” respectively, on our Consolidated Balance Sheets. Off-market customer contract assets and liabilities have been recognized in connection with our emergence from Chapter 11 and the Business Combination with Maersk Drilling and are included in “Intangible assets” and “Noncurrent contract liabilities,” respectively.
The following table provides information about contract assets and contract liabilities from contracts with customers:

	Successor
	December 31, 2022	December 31, 2021
Current customer contract assets	$11,169	$5,744
Noncurrent customer contract assets	368	—
Total customer contract assets	11,537	5,744

Current deferred revenue	(40,214)	(18,403)
Noncurrent deferred revenue	(19,583)	(9,352)
Total deferred revenue	$(59,797)	$(27,755)

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Significant changes in the remaining performance obligation contract assets and the contract liabilities balances for the year ended December 31, 2022, the period from February 6, 2021 to December 31, 2021, the period from January 1 through February 5, 2021 and the year ended December 31, 2020. are as follows:

	Contract Assets	Contract Liabilities
Net balance at December 31, 2020 (Predecessor)	$13,861	$(59,886)

Amortization of deferred costs	(1,607)	—
Additions to deferred costs	432	—
Amortization of deferred revenue	—	4,142
Additions to deferred revenue	—	(25,479)
Fresh start accounting revaluation	(12,686)	72,936
Total	(13,861)	51,599

Net balance at 2/5/21 (Predecessor)	$—	$(8,287)

Net balance at 2/6/21 (Successor)	$—	$(8,287)

Amortization of deferred costs	(3,908)	—
Additions to deferred costs	9,652	—
Amortization of deferred revenue	—	13,729
Additions to deferred revenue	—	(33,197)
Total	5,744	(19,468)

Net balance at 12/31/2021 (Successor)	$5,744	$(27,755)

Amortization of deferred costs	(19,875)	—
Additions to deferred costs	34,187	—
Amortization of deferred revenue	—	55,521
Additions to deferred revenue	—	(108,971)
Reclassification to held for sale and subsequent derecognition	(8,519)	21,408
Total	5,793	(32,042)
Net balance at 12/31/2022 (Successor)	$11,537	$(59,797)
Contract Costs
Certain direct and incremental costs incurred for upfront preparation, initial rig mobilization and modifications are costs of fulfilling a contract and are recoverable. These recoverable costs are deferred and amortized ratably to contract drilling expense as services are rendered over the initial term of the related drilling contract. Certain of our contracts include capital rig enhancements used to satisfy our performance obligations. These items are capitalized and depreciated in accordance with our existing property and equipment accounting policy.
Costs incurred for the demobilization of rigs at contract completion are recognized as incurred during the demobilization process. Costs incurred for rig modifications or upgrades required for a contract, which are considered to be capital improvements, are capitalized as drilling and other property and equipment and depreciated over the estimated useful life of the improvement.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Future Amortization of Deferred Revenue
The following table reflects revenue expected to be recognized in the future related to deferred revenue, by rig type, at the end of the reporting period:

	Year Ending December 31,
	2023	2024	2025	2026	2027 and beyond	Total
Floaters	$36,828	$8,280	$6,862	$—	$—	$51,970
Jackups	$3,047	$2,098	$2,092	$590	$—	$7,827
Total	$39,875	$10,378	$8,954	$590	$—	$59,797
The revenue included above consists of expected mobilization, demobilization, and upgrade revenue for unsatisfied performance obligations. The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at December 31, 2022. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have taken the optional exemption, permitted by accounting standards, to exclude disclosure of the estimated transaction price related to the variable portion of unsatisfied performance obligations at the end of the reporting period, as our transaction price is based on a single performance obligation consisting of a series of distinct hourly, or more frequent, periods, the variability of which will be resolved at the time of the future services.
Off-market Customer Contract Assets and Liabilities
Upon emergence from the Chapter 11 Cases and in connection with the Business Combination with Maersk Drilling, the Company recognized fair value adjustments of $113.4 million and $23.0 million, respectively, related to certain favorable customer contracts. These intangible assets will be amortized as a reduction of contract drilling services revenue from the Emergence Effective Date and Closing Date, respectively, through the remainder of the contracts.
In connection with the Business Combination with Maersk Drilling, the Company also recognized a fair value adjustment of $237.7 million related to certain unfavorable customer contracts acquired. These liabilities will be amortized as an increase to contract drilling services revenue from the Closing Date through the remainder of the contracts.

Favorable and Unfavorable contracts
	Unfavorable contacts	Favorable contracts
Balance at February 6, 2021	$—	$—
Additions	—	113,389
Amortization	—	(51,540)
Balance at December 31, 2021	$—	$61,849

Balance at January 1, 2022	$—	$61,849
Additions	(237,703)	22,991
Amortization	55,820	(50,468)
Balance at December 31, 2022	$(181,883)	$34,372

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Estimated future amortization over the expected remaining contract periods:

	Year ending December 31,
	2023	2024	2025	Total
Unfavorable contracts	$133,236	$40,439	$8,208	$181,883
Favorable contracts	$(23,746)	$(10,626)	$—	$(34,372)
Total	$109,490	$29,813	$8,208	$147,511
Note 13— Leases
Leases
We determine if an arrangement is a lease at inception. Our operating lease agreements are primarily for real estate, equipment, storage, dock space and automobiles and are included within “Other current liabilities,” “Other assets” and “Other liabilities,” on our Consolidated Balance Sheets.
As most of our leases do not provide an explicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Certain of our lease agreements include options to extend or terminate the lease, which we do not include in our minimum lease terms unless management is reasonably certain to exercise and reasonably certain not to exercise, respectively.
Supplemental balance sheet information related to leases was as follows:

	Successor
	December 31, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	34,551	17,066
Current operating lease liabilities	23,832	3,923
Long-term operating lease liabilities	23,852	13,166
Weighted average remaining lease term for operating leases (years)	4.39	6.25
Weighted average discounted rate for operating leases	7.8%	9.5%
The components of lease cost were as follows:

	Successor		Predecessor
		Period From	Period From
		February 6, 2021	January 1, 2021
	Year Ended	through	through
	December 31, 2022	December 31, 2021	February 5, 2021
Operating lease cost	$6,095	$4,803	$365
Short-term lease cost	5,741	634	(124)
Variable lease cost	948	412	(605)
Total lease cost	$12,784	$5,849	$(364)

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Supplemental cash flow information related to leases was as follows:

	Successor		Predecessor
		Period From	Period From
		February 6, 2021	January 1, 2021
	Year Ended	through	through
	December 31, 2022	December 31, 2021	February 5, 2021
Operating cash flows used for operating leases	$6,676	$5,568	$979
Right-of-use assets obtained in exchange for a lease liability (1)	19,841	9,647	—
(1)Includes right-of-use assets acquired in business combinations.
Maturities of lease liabilities as of December 31, 2022 were as follows:

Operating Leases
2023	$13,005
2024	11,251
2025	6,234
2026	4,437
2027	1,468
Thereafter	4,780
Total lease payments	41,175
Less: Interest	(7,286)
Present value of lease liability	$33,889
Note 14— Income Taxes
Noble is a tax resident in the UK and, as such, is subject to UK corporation tax on its taxable profits and gains. Noble Cayman is incorporated in the Cayman Islands and therefore not subject to tax in any jurisdiction. With respect to Noble, a UK tax exemption is available in respect of qualifying dividends income and capital gains related to the sale of qualifying participations. We operate in various countries throughout the world, including the United States. The income or loss of the non-UK subsidiaries of Noble is not subject to UK corporation tax.
Consequently, we have taken account of the above exemption and provided for income taxes based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries have a taxable presence for income tax purposes.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
The components of the net deferred taxes are as follows:

	Successor
	2022	2021
Deferred tax assets
United States
Net operating loss carry forwards	$4,256	$3,485
Excess of net tax basis over remaining book basis	18,382	—
Deferred pension plan amounts	1,945	3,427
Accrued expenses not currently deductible	5,017	5,780
Other	135	121
Non-United States
Net operating loss carry forwards	1,076,364	1,013,281
Transition attribute	871,773	888,962
Tax credits carryover	23,820	23,849
Excess of net tax basis over remaining book basis	61,530	—
Disallowed interest deduction carryforwards	30,225	13,625
Unfavorable contract value	27,901	—
Accrued expenses not currently deductible	17	170
Deferred tax assets	2,121,365	1,952,700
Less: valuation allowance	(1,985,843)	(1,899,092)
Net deferred tax assets	$135,522	$53,608
Deferred tax liabilities
United States
Favorable contract value	(4,954)	(10,067)
Deferred revenue	(6,777)	(3,438)
Other	(718)	(1,116)
Non-United States
Excess of net book basis over remaining tax basis	(27,166)	(690)
Favorable contract value	(1,288)	(4,173)
Other	(5,191)	(1,912)
Deferred tax liabilities	(46,094)	(21,396)
Net deferred tax assets (liabilities)	$89,428	$32,212
Income (loss) before income taxes consists of the following:

	Successor		Predecessor
		Period From	Period From
		February 6, 2021	January 1, 2021
	Year Ended	through	through	Year Ended
	December 31, 2022	December 31, 2021	February 5, 2021	December 31, 2020
United States	$(43,381)	$(47,686)	$1,878,637	$(2,150,591)
Non-United States	234,882	150,033	(1,624,986)	(2,088,271)
Total	$191,501	$102,347	$253,651	$(4,238,862)

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
The income tax provision (benefit) consists of the following:

	Successor		Predecessor
		Period From	Period From
		February 6, 2021	January 1, 2021
	Year Ended	through	through	Year Ended
	December 31, 2022	December 31, 2021	February 5, 2021	December 31, 2020
Current- United States	$1,058	$(33,323)	$—	$(257,552)
Current- Non-United States	47,123	67,952	922	23,474
Deferred- United States	(2,886)	(7,460)	(4,689)	(57,514)
Deferred- Non-United States	(22,742)	(26,804)	7,190	31,189
Total	$22,553	$365	$3,423	$(260,403)
The following is a reconciliation of our reserve for uncertain tax positions, excluding interest and penalties.

	Successor		Predecessor
		Period From	Period From
		February 6, 2021	January 1, 2021
	Year Ended	through	through	Year Ended
	December 31, 2022	December 31, 2021	February 5, 2021	December 31, 2020
Gross balance at beginning of period	$63,443	$37,156	$37,721	$130,837
Additions based on tax positions related to current year	1,296	26,463	1,347	20,266
Additions for tax positions of prior years	69,163	21,465	—	206
Reductions for tax positions of prior years	(687)	(12,331)	(5)	(109,330)
Expiration of statutes	(236)	(9,310)	(1,907)	(4,258)
Tax settlements	—	—	—	—
Gross balance at end of period	132,979	63,443	37,156	37,721
Related tax benefits	(384)	(384)	(384)	(384)
Net reserve at end of period	$132,595	$63,059	$36,772	$37,337
The liabilities related to our reserve for uncertain tax positions are comprised of the following:

	Successor		Predecessor
		Period From	Period From
		February 6, 2021	January 1, 2021
	Year Ended	through	through	Year Ended
	December 31, 2022	December 31, 2021	February 5, 2021	December 31, 2020
Reserve for uncertain tax positions, excluding interest and penalties	$132,595	$63,059	$36,772	$37,337
Interest and penalties included in “Other liabilities”	43,313	11,930	5,273	5,164
Reserve for uncertain tax positions, including interest and penalties	$175,908	$74,989	$42,045	$42,501
At December 31, 2022, the reserves for uncertain tax positions totaled $175.9 million. If a portion or all of the December 31, 2022 reserves listed above are not realized, the provision for income taxes could be reduced by up to $154.5 million. At December 31, 2021, the reserves for uncertain tax positions totaled $75.0 million.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
It is reasonably possible that our existing liabilities related to our reserve for uncertain tax positions may fluctuate in the next 12 months primarily due to the completion of open audits or the expiration of statutes of limitation.
We include, as a component of our “Income tax benefit (provision),” potential interest and penalties related to recognized tax contingencies within our global operations. Interest and penalties resulted in an income tax expense of $2.7 million in 2022, $6.7 million and $0.1 million for the period from February 6, 2021 to December 31, 2021 and for the period from January 1 through February 5, 2021, respectively, and $24.1 million in 2020.
We recorded an income tax expense of $22.6 million, $0.4 million and $3.4 million for the year ended December 31, 2022, the period from February 6, 2021 to December 31, 2021 and the period from January 1 through February 5, 2021, respectively.
During the year ended December 31, 2022, our tax provision included tax benefits of $42.1 million related to a release of valuation allowance in Guyana and Luxembourg, $1.3 million related primarily to other deferred tax adjustments, and $6.6 million related to a reduction in legacy Maersk tax contingencies primarily due to favorable foreign exchange movements. Such tax benefits were offset by tax expenses of $2.3 million related to the sale of the Remedy Rigs, $10.8 million related to contract fair value amortization, and various recurring items comprised of Guyana excess withholding tax on gross revenue of $34.7 million and annual current and deferred tax expense accrual of $24.9 million primarily in Luxembourg, Switzerland, U.S, Norway, and Ghana.
During the period from February 6, 2021 to December 31, 2021, our tax provision included tax benefits of $24.3 million related to US and non-US reserve releases, $12.6 million related to a US tax refund, $22.8 million related to deferred tax assets previously not recognized, $1.9 million related to recognition of a non-US refund claim and $1.2 million related primarily to deferred tax adjustments. Such tax benefits were offset by tax expenses of $21.2 million related to various recurring items primarily comprised of Guyana withholding tax on gross revenue and $42.0 million related to non-US tax reserves.
During the period from January 1 through February 5, 2021, our income tax provision included a tax benefit of $1.7 million related to non-US reserve release and tax expense of $2.5 million related to fresh start and reorganization adjustment, and other recurring tax expenses of approximately $2.6 million.
Our gross deferred tax asset balance at year-end reflects the application of our income tax accounting policies and is based on management’s estimates, judgments and assumptions regarding realizability. If it is more likely than not that a portion of the deferred tax assets will not be realized in a future period, the deferred tax assets will be reduced by a valuation allowance based on management’s estimates.
In deriving the $42.1 million release in valuation allowance, where applicable we relied on sources of income attributable to the reversal of taxable temporary differences in the same periods as the relevant tax attributes and projected taxable income for the period covered by our relevant existing drilling contracts based on the assumption that the relevant rigs will be owned by the current rig owners during the relevant existing drilling contract periods. Given the mobile nature of our assets, we are not able to reasonably forecast the jurisdiction of our taxable income from future drilling contracts. We also have limited objective positive evidence in historical periods. Accordingly, in determining the amount of deferred tax benefits to recognize, we did not consider projected book income beyond the conclusion of existing drilling contracts with the exception of interest income projected to be generated over a finite period beyond the conclusion of the relevant existing drilling contracts. As new drilling contracts are executed, we will reassess the amount of deferred tax assets that are realizable. Finally, once we have established sufficient objective positive evidence for historical periods, we may consider reliance on forecasted taxable income from future drilling contracts.
Our tax benefits related to transition attributes in Switzerland are scheduled to expire by 2036. Our net operating losses in Luxembourg are scheduled to expire between 2035 and 2038; however, a portion of the tax losses has no expiration date.
We conduct business globally and, as a result, we file numerous income tax returns in the US and in non-US jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including, but not limited to, jurisdictions such as Australia, Denmark, Egypt, Ghana, Guyana, Mexico, Nigeria, and Saudi Arabia. We are no longer subject to US Federal income tax examinations for years before 2019 and non-US income tax examinations for years before 2007.
Noble conducted substantially all of its business through Finco and its subsidiaries in the pre-emergence period; Noble Cayman conducted substantially all of its business through Finco and its subsidiaries in the post-emergence period to

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
consummation of the Business Combination with Maersk Drilling; and Noble conducted substantially all of its business through Finco and Maersk Drilling, and their respective subsidiaries after the Business Combination. In the pre-emergence period, the income or loss of our non-UK subsidiaries is not subject to UK income tax. UK earnings are taxable in the United Kingdom at the UK statutory rate of 19 percent. In the post-emergence period, Noble Cayman was incorporated in the Cayman Islands and therefore not subject to tax in any jurisdiction. Following the Business Combination with Maersk Drilling, Noble is a public limited company incorporated under the laws of England and Wales. The income or loss of our non-UK subsidiaries is not subject to UK income tax. UK earnings are taxable in the United Kingdom at the UK statutory rate of 19 percent and 25 percent through March 31, 2023 and beginning on April 1, 2023, respectively. A reconciliation of tax rates outside of the United Kingdom to our Noble effective rate for 2022 is shown below:

	Successor		Predecessor
		Period From	Period From
		February 6, 2021	January 1, 2021
	Year Ended	through	through	Year Ended
	December 31, 2022	December 31, 2021	February 5, 2021	December 31, 2020
Effect of:
Tax rates which are different than the Cayman Islands (Successor) and UK (Predecessor) rates	34.9%	22.6%	0.5%	0.4%
Tax impact of asset impairment and disposition	—%	—%	—%	4.5%
Tax impact of restructuring	—%	—%	1.0%	2.1%
Tax impact of the tax regulation change	—%	—%	—%	0.9%
Tax impact of valuation allowance	(22.0)%	(25.2)%	—%	(4.3)%
Resolution of (reserve for) tax authority audits	(1.1)%	2.9%	(0.2)%	2.5%
Total	11.8%	0.3%	1.3%	6.1%
At December 31, 2022, the Company asserts that its unremitted earnings and/or book/tax outside basis differences in certain of its subsidiaries are either permanently reinvested or are not expected to result in a material taxable event in the foreseeable future. Therefore, no material deferred taxes have been recorded related to such earnings and/or investments.
Certain of the restructuring transactions effected by the Company in connection with the Plan have a material impact on the Company. For example, cancellation of indebtedness income from such restructuring transaction has significantly reduced the Company’s US tax attributes, including but not limited to NOL carryforwards. Further, the Plan was approved by the Bankruptcy Court on November 20, 2020. As a result, on the Emergence Effective Date, the Company experienced an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which subjects certain remaining tax attributes to an annual limitation under Section 382 of the Code.
Note 15— Employee Benefit Plans
Defined Benefit Plans
Noble Drilling (Land Support) Limited (“NDLS”), an indirect, wholly-owned subsidiary of Noble, maintains a pension plan that covers all of its salaried, non-union employees, whose most recent date of employment is prior to April 1, 2014 (referred to as our “non-US plan”). Since May 2022, the NDLS pension trustees and covenant advisors have been communicating with Noble to understand the impact of the Rig Transaction and merger with Maersk Drilling and to negotiate appropriate mitigation including buyout of the Scheme to cover the pension obligations. The Pension Regulators advised on December 15, 2022 that it did not intend to investigate the transaction unless Noble and the pension trustees were unable to agree on mitigation or there was a material change to circumstances. Noble has provided a company guarantee from Noble Corporation plc to cover the full section 75 debts of NDLS and Noble Resources Limited (“NRL”), the two sponsoring entities of the pension scheme, and believes this is an appropriate mitigation to support the pension liabilities.
In addition to the non-US plan discussed above, we have a US noncontributory defined benefit pension plan that covers certain salaried employees and a US noncontributory defined benefit pension plan that covers certain hourly employees, whose initial date of employment is prior to August 1, 2004 (collectively referred to as our “qualified US plans”). These plans are governed by the Noble Drilling Employees’ Retirement Trust (the “Trust”). The benefits from these plans are based primarily on years of service and, for the salaried plan, employees' compensation near retirement. These plans are

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
designed to qualify under the Employee Retirement Income Security Act of 1974 (“ERISA”), and our funding policy is consistent with funding requirements of ERISA and other applicable laws and regulations. We make cash contributions, or utilize credits available to us, for the qualified US plans when required. The benefit amount that can be covered by the qualified US plans is limited under ERISA and the Internal Revenue Code of 1986. Therefore, we maintain an unfunded, non-qualified excess benefit plan designed to maintain benefits for specified employees at the formula level in the qualified salaried US plan. We refer to the qualified US plans and the excess benefit plan collectively as the “US plans.”
During the fourth quarter of 2016, we approved amendments, effective as of December 31, 2016, to our non-US and US defined benefit plans. With these amendments, employees and alternate payees will accrue no future benefits under the plans after December 31, 2016. However, these amendments will not affect any benefits earned through that date.
A reconciliation of the changes in projected benefit obligations (“PBO”) for our non-US and US plans is as follows:

	Successor				Predecessor
			Period From		Period From
			February 6, 2021		January 1, 2021
	Year Ended		through		through
	December 31, 2022		December 31, 2021		February 5, 2021
	Non-US	US	Non-US	US	Non-US	US
Benefit obligation at beginning of period	$63,066	$243,538	$63,729	$256,417	$67,943	$266,090
Interest cost	1,368	6,753	1,228	5,993	97	615
Actuarial loss (gain)	(19,328)	(63,739)	1,548	(6,465)	(4,366)	(6,491)
Benefits paid	(2,041)	(9,772)	(2,456)	(7,199)	(138)	(1,515)
Settlements and curtailments	—	(342)	—	(5,208)	—	(2,282)
Foreign exchange rate changes	(6,090)	—	(983)	—	193	—
Benefit obligation at end of period	$36,975	$176,438	$63,066	$243,538	$63,729	$256,417
A reconciliation of the changes in fair value of plan assets is as follows:

	Successor				Predecessor
			Period From		Period From
			February 6, 2021		January 1, 2021
	Year Ended		through		through
	December 31, 2022		December 31, 2021		February 5, 2021
	Non-US	US	Non-US	US	Non-US	US
Fair value of plan assets at beginning of period	$78,465	$226,830	$79,146	$221,743	$83,808	$222,417
Actual return on plan assets	(28,402)	(43,354)	2,998	12,254	(4,763)	838
Employer contributions	—	376	—	5,240	—	2,285
Benefits paid	(2,041)	(9,772)	(2,456)	(7,199)	(138)	(1,515)
Plan participants’ contributions	—	(342)	—	(5,208)	—	(2,282)
Foreign exchange rate changes	(7,380)	—	(1,223)	—	239	—
Fair value of plan assets at end of period	$40,642	$173,738	$78,465	$226,830	$79,146	$221,743

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
The funded status of the plans is as follows:

	Successor
	Year Ended December 31,		Year Ended December 31,
	2022		2021
	Non-US	US	Non-US	US
Funded status	$3,667	$(2,700)	$15,399	$(16,708)

Amounts recognized in the Consolidated Balance Sheets consist of:

	Successor
	Year Ended December 31,		Year Ended December 31,
	2022		2021
	Non-US	US	Non-US	US
Other assets (noncurrent)	$3,667	$2,722	$15,399	$971
Other liabilities (current)	—	(205)	—	(67)
Other liabilities (noncurrent)	—	(5,217)	—	(17,612)
Net amount recognized	$3,667	$(2,700)	$15,399	$(16,708)
Amounts recognized in AOCI consist of:

	Successor
	As of December 31, 2022		As of December 31, 2021
	Non-US	US	Non-US	US
Net actuarial (gain) loss	$9,963	$(14,158)	$(369)	$(6,496)
Deferred income tax (asset) liability	(2,425)	2,973	112	1,364
Accumulated other comprehensive (income) loss	$7,538	$(11,185)	$(257)	$(5,132)
Pension costs include the following components:

	Successor				Predecessor
			Period From		Period From
			February 6, 2021		January 1, 2021
	Year Ended		through		through		Year Ended
	December 31, 2022		December 31, 2021		February 5, 2021		December 31, 2020
	Non-US	US	Non-US	US	Non-US	US	Non-US	US
Interest cost	1,368	6,753	1,228	5,993	97	615	1,877	7,567
Return on plan assets	(1,431)	(12,581)	(845)	(11,648)	(85)	(1,239)	(1,649)	(11,676)
Amortization of prior service cost	—	—	—	—	1	—	10	—
Recognized net actuarial loss	—	(22)	—	—	—	281	—	2,866
Settlement and curtailment (gain) loss	—	(121)	—	(575)	—	301	9	154
Net pension benefit cost (gain) loss	$(63)	$(5,971)	$383	$(6,230)	$13	$(42)	$247	$(1,089)
There are zero estimated net actuarial losses and prior service costs for the non-US plan and the US plans that will be amortized from AOCI into net periodic pension cost in 2023.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
During the years ended December 31, 2022, 2021 and 2020, we adopted the Retirement Plan (“RP”) mortality tables with the Mortality Projection (“MP”) scale as issued by the Society of Actuaries for each of the respective years. The RP 2022, 2021 and 2020 mortality tables represent the new standard for defined benefit mortality assumptions due to adjusted life expectancies. The adoption of the updated mortality tables and the mortality improvement scales increased our pension liability on our US plans by approximately $0.9 million and $0.7 million as of December 31, 2022 and 2021, respectively, and decreased our pension liability by approximately $1.7 million as of December 31, 2020.
During the fourth quarter of 2018, the UK High Court made a judgement confirming that UK pension schemes are required to equalize male and female members’ benefits for the effect of guaranteed minimum pensions (“GMP”). We have accounted for the impact of the GMP equalization as a plan amendment to our non-US plan, and the impact is included as a prior service cost as of December 31, 2020, which will be amortized over the average life expectancy of the members at that date.
Defined Benefit Plans—Disaggregated Plan Information
Disaggregated information regarding our non-US and US plans is summarized below:

	Successor
	Year Ended		Year Ended
	December 31, 2022		December 31, 2021
	Non-US	US	Non-US	US
Projected benefit obligation	$36,975	$176,438	$63,066	$243,538
Accumulated benefit obligation	36,975	176,438	63,066	243,538
Fair value of plan assets	40,642	173,738	78,465	226,830
The following table provides information related to those plans in which the PBO exceeded the fair value of the plan assets at December 31, 2022 and 2021. The PBO is the actuarially computed present value of earned benefits based on service to date and includes the estimated effect of any future salary increases. Employees and alternate payees have no longer accrued future benefits under the plans since December 31, 2017.

	Successor
	Year Ended		Year Ended
	December 31, 2022		December 31, 2021
	Non-US	US	Non-US	US
Projected benefit obligation	$—	$151,564	$—	$207,059
Fair value of plan assets	—	146,144	—	189,382
The PBO for the unfunded excess benefit plan was $0.9 million at December 31, 2022 as compared to $1.5 million in 2021, and is included under “US” in the above tables.
The following table provides information related to those plans in which the accumulated benefit obligation (“ABO”) exceeded the fair value of plan assets at December 31, 2022 and 2021. The ABO is the actuarially computed present value of earned benefits based on service to date, but differs from the PBO in that it is based on current salary levels. Employees and alternate payees have no longer accrued future benefits under the plans since December 31, 2016.

	Successor
	Year Ended		Year Ended
	December 31, 2022		December 31, 2021
	Non-US	US	Non-US	US
Accumulated benefit obligation	$—	$151,564	$—	$207,059
Fair value of plan assets	—	146,144	—	189,382

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
The ABO for the unfunded excess benefit plan was $0.9 million at December 31, 2022 as compared to $1.5 million in 2021, and is included under “US” in the above tables.
Defined Benefit Plans—Key Assumptions
The key assumptions for the plans are summarized below:

	Successor				Predecessor
			Period From		Period From
			February 6, 2021		January 1, 2021
	Year Ended		through		through
	December 31, 2022		December 31, 2021		February 5, 2021
	Non-US	US	Non-US	US	Non-US	US
Weighted-average assumptions used to determine benefit obligations:
Discount Rate	5.00%	5.17% - 5.27%	1.80%	2.63% -2.89%	1.80%	1.92% - 2.77%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

	Successor		Predecessor
		Period From	Period From
		February 6, 2021	January 1, 2021
	Year Ended	through	through	Year Ended
	December 31, 2022	December 31, 2021	February 5, 2021	December 31, 2020
	Non-US	Non-US	Non-US	Non-US
Weighted-average assumptions used to determine periodic benefit cost:
Discount Rate	1.80%	1.80%	1.80%	2.10%
Expected long-term return on assets	2.00%	1.20%	1.20%	2.90%
Rate of compensation increase	N/A	N/A	N/A	N/A

	Successor		Predecessor
		Period From	Period From
		February 6, 2021	January 1, 2021
	Year Ended	through	through	Year Ended
	December 31, 2022	December 31, 2021	February 5, 2021	December 31, 2020
	US	US	US	US
Weighted-average assumptions used to determine periodic benefit cost:
Discount Rate	2.63% - 2.89%	1.92% - 2.77%	1.82% - 2.60%	2.56% - 3.32%
Expected long-term return on assets	5.00% - 5.80%	5.00% - 5.80%	5.10% - 6.10%	5.40% -6.30%
Rate of compensation increase	N/A	N/A	N/A	N/A
The discount rates used to calculate the net present value of future benefit obligations for our US plans is based on the average of current rates earned on long-term bonds that receive a Moody’s rating of “Aa” or better. We have determined that the timing and amount of expected cash outflows on our plans reasonably match this index. For our non-US plan, the discount rate used to calculate the net present value of future benefit obligations is determined by using a yield curve of high quality bond portfolios with an average maturity approximating that of the liabilities.
In developing the expected long-term rate of return on assets, we considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets for the portfolio. To assist us with this analysis, we employ third-party consultants for our US and non-US plans that use a portfolio return model.
Defined Benefit Plans—Plan Assets
Non-US Plan. As of December 31, 2022, the NDLS pension Scheme targets an asset allocation of 20.0% return-seeking securities (growth) and 80.0% in debt securities (matching) and adopts a de-risking strategy whereby the level of investment risk reduces as the Scheme’s funding level improves. The overall investment objective of the Scheme, as adopted by the Scheme’s Trustees, is to reach a fully funded position on the agreed de-risking basis of gilts - 0.20% per annum. The objectives within the Scheme’s overall investment strategy is to outperform the cash + 4% per annum long term objective for growth assets and to sufficiently hedge interest rate and inflation risk within the matching portfolio in relation to the Scheme’s liabilities. By achieving these objectives, the Trustees believe the Scheme will be able to avoid significant volatility in the contribution rate and provide sufficient assets to cover the Scheme’s benefit obligations. To achieve this the Trustees have given Mercer, the appointed investment manager, full discretion in the day-to-day management of the Scheme’s assets and implementation of the de-risking strategy, who in turn invests in multiple underlying investment managers where appropriate. The Trustees meet with Mercer periodically to review and discuss their investment performance.
The actual fair values of the non-US plan are as follows:

Successor:	As of December 31, 2022
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$271	$271	$—	$—
Equity securities:
International companies	5,421	5,421	—	—
Fixed income securities:
Corporate bonds	34,950	34,950	—	—
Total	$40,642	$40,642	$—	$—

Successor:	As of December 31, 2021
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$938	$938	$—	$—
Equity securities:
International companies	10,546	10,546	—	—
Fixed income securities:
Corporate bonds	66,981	66,981	—	—
Total	$78,465	$78,465	$—	$—
US Plans. The fundamental objective of the US plan is to provide the capital assets necessary to meet the financial obligations made to plan participants. In order to meet this objective, the Investment Policy Statement depicts how the investment assets of the plan are to be managed in accordance with the overall target asset allocation of approximately 38.9% equity securities, 59.9% fixed income securities, and 1.2% in cash and equivalents. The target asset allocation is intended to generate sufficient capital to meet plan obligations and provide a portfolio rate of return equal to or greater than the return realized using appropriate blended, market benchmark over a full market cycle (usually a five to seven year

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
time period). Actual allocations may deviate from the target range, however any deviation from the target range of asset allocations must be approved by the Trust’s governing committee.
For investments in mutual funds, the assets of the Trust are subject to the guidelines and limits imposed by such mutual fund’s prospectus and the other governing documentation at the fund level.
No shares of Noble were included in equity securities at either December 31, 2022 or 2021.
The actual fair values of US plan assets are as follows:

Successor:	As of December 31, 2022
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$3,902	$3,902	$—	$—
Equity securities:
United States	37,555	—	37,555	—
Fixed income securities:
Corporate bonds	100,513	96,962	3,551	—
Treasury bonds	31,768	31,768	—	—
Total	$173,738	$132,632	$41,106	$—

Successor:	As of December 31, 2021
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$3,718	$3,718	$—	$—
Equity securities:
United States	86,237	—	86,237	—
International	—	—	—	—
Fixed income securities:
Corporate bonds	103,504	100,342	3,162	—
Treasury bonds	33,371	33,371	—	—
Total	$226,830	$137,431	$89,399	$—
Defined Benefit Plans—Cash Flows
In 2022, we made no contributions to our non-US plan and contributions of $0.4 million to our US plans. We made no contributions to our non-US plan in 2021. During the 2021 Predecessor period from January 1, 2021 to February 5, 2021 and the 2021 Successor period from February 6, 2021 to December 31, 2021, we made contributions of $2.3 million and $5.2 million, respectively, to our US plans. We expect our aggregate minimum contributions to our non-US and US plans in 2023, subject to applicable law, to be zero and $0.1 million, respectively. We continue to monitor and evaluate funding options based upon market conditions and may increase contributions at our discretion.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
The following table summarizes our estimated benefit payments at December 31, 2022:

		Payments by Period
	Total	2023	2024	2025	2026	2027	Thereafter
Estimated benefit payments
Non-US plans	$23,240	$2,059	$2,129	$2,183	$2,226	$2,313	$12,330
US plans	110,564	10,036	10,214	10,612	10,887	11,093	57,722
Total estimated benefit payments	$133,804	$12,095	$12,343	$12,795	$13,113	$13,406	$70,052
Other Benefit Plans. We sponsored a 401(k) Restoration Plan, which is a nonqualified, unfunded employee benefit plan under which specified employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. At December 31, 2021, our liability for the 401(k) Restoration Plan was $2.8 million, and is included in “Accrued payroll and related costs.” In early 2022, the Noble Cayman Board of Directors approved the termination of the 401(k) Restoration Plan, following which Noble distributed all benefits of the plan during the second quarter of 2022. No liabilities remained in the plan as of December 31, 2022. We do not provide post-retirement benefits (other than pensions) or any post-employment benefits to our employees.
In 2005, we enacted a profit sharing plan, the Noble Services Company LLC Profit Sharing Plan, which covers eligible employees, as defined in the plan. Participants in the plan become fully vested in the plan after three years of service. On January 1, 2019, the 401(k) savings plan and the profit sharing plan were merged into the Noble Drilling Services Inc. 401(k) and Profit Sharing Plan. We sponsor other retirement, health and welfare plans and a 401(k) savings plan as well as international savings plans for the benefit of our employees. The contributions to these plans aggregated approximately $34.2 million, $29.8 million, $1.6 million and $24.9 million for the year ended December 31, 2022, the period from February 6, 2021 to December 31, 2021, the period from January 1 through February 5, 2021 and the year ended December 31, 2020, respectively.
Profit sharing contributions are discretionary, require Board of Directors approval and are made in the form of cash. Contributions recorded related to this plan totaled zero, zero, zero and $2.4 million, respectively, for the year ended December 31, 2022, the period from February 6, 2021 to December 31, 2021, the period from January 1 through February 5, 2021 and the year ended December 31, 2020.
Note 16— Fair Value of Financial Instruments
The following tables present the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	December 31, 2022
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Foreign currency forward contracts	$2,422	$—	$2,422	$—
Liabilities -
Foreign currency forward contracts	$1,124	$—	$1,124	$—

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)

	December 31, 2021
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$7,645	$7,645	$—	$—
Our cash and cash equivalents, and restricted cash, accounts receivable, marketable securities and accounts payable are by their nature short-term. As a result, the carrying values included in our Consolidated Balance Sheets approximate fair value.
Note 17— Derivative Instruments
Although we are a UK company, we define foreign currency as any non-US dollar denominated currency. Our functional currency is the US Dollar. We are exposed to risks on future cash flows to the extent that expenses denominated in a foreign currency are not equal to revenues denominated in the same foreign currency. The Company uses foreign currency forward contracts in order to manage our net exposure to fluctuations in currency exchange rates. Currencies of the Company’s derivative instruments include DKK, the Australian dollar (“AUD”), the British pound sterling (“GBP”), and the Norwegian krone (“NOK”). Currency derivatives are mainly realized within one year. We did not enter into any derivative contracts in 2021.
We have exposure related to changes in interest rates on borrowings under the Revolving Credit Facility and the New DNB Credit Facility and may be subject to similar exposure on future borrowing arrangements. We were subject to changes in interest rates on borrowings under the DSF Facility prior to its repayment. The Company may use interest rate swap contracts in order to manage our exposure to fluctuations in interest rates. During the year ended December 31, 2022, we acquired interest rate swaps in the Business Combination with Maersk Drilling; none were outstanding as of December 31, 2022.
Derivative financial instruments are recognized on the trading date and measured at fair value using generally accepted valuation techniques based on relevant observable inputs. The Company does not enter into derivative transactions for speculative purposes and for accounting purposes we have not elected to apply hedge accounting for these transactions. Realized gains and losses as well as changes in the fair values of derivative financial instruments are recognized in the income statement in “Interest income and other, net.”
The following table summarizes notional value of currency derivative contracts as of December 31, 2022:

	December 31, 2022
	Foreign Currency	USD Equivalent
DKK to USD	484,593	68,840
AUD to USD	51,139	35,257
GBP to USD	9,083	10,922
The following gains/(losses) from derivative instruments were recognized on our Consolidated Statements of Operations:

Derivative Instrument	Description	December 31, 2022
Interest rate swap contracts	Realized (gain) loss	$(949)
Foreign currency forward contracts	Realized (gain) loss	(6,169)
Foreign currency forward contracts	Unrealized (gain) loss	(1,229)

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Note 18— Commitments and Contingencies
Tax matters
Audit claims of approximately $641.3 million attributable to income and other business taxes remain outstanding as of December 31, 2022, and are under continued objection by Noble. Such audit claims are attributable to Noble entities in Mexico related to tax years 2007 and 2009 and in Australia related to tax years 2013 to 2016, in Guyana related to tax years 2018 to 2020, in Saudi Arabia related to tax years 2015 to 2019 and in Nigeria related to tax years 2010 to 2019; to Maersk entities in Ghana related to tax years 2011 to 2017 and in Egypt related to tax years 2012 to 2016. We intend to vigorously defend our reported positions and currently believe the ultimate resolution of the audit claims will not have a material adverse effect on our consolidated financial statements.
We operate in a number of countries throughout the world and our tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. We recognize uncertain tax positions that we believe have a greater than 50 percent likelihood of being sustained upon challenge by a tax authority. We cannot predict or provide assurance as to the ultimate outcome of any existing or future assessments.
Hurricane Ida Personal Injury Claims
We have had multiple parties, some of which are subject to a third-party contractual indemnity to our benefit, who have filed answers to the Limitation of Liability Action, seeking damages related to physical and emotional harm allegedly suffered as a result of the Hurricane Ida incident. We are in the early stages of litigation. We intend to defend ourselves vigorously against these claims although there is inherent risk in litigation, and we cannot predict or provide assurance as to the ultimate outcome of this lawsuit. As claims progress, the Company’s estimated loss could change from time to time, and any such change individually or in the aggregate could be material. We have insurance for such claims with a deductible of $5.0 million, in addition to contractual indemnity owed to us for a portion of the third-party claims. See “Note 7— Property and Equipment” for additional information regarding the incident.
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
We are a defendant in certain other claims and litigation arising out of operations in the ordinary course of business, including personal injury claims, the resolution of which, in the opinion of management, will not be material to our financial position, results of operations or cash flows. There is inherent risk in any litigation or dispute and no assurance can be given as to the outcome of these claims.
Note 19— Segment and Related Information
We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business. The mobile offshore drilling units comprising our offshore rig fleet operate in a global market for contract drilling services and are often redeployed to different regions due to changing demands of our customers, which consist primarily of large, integrated, independent and government-owned or controlled oil and gas companies throughout the world. As of December 31, 2022, our contract drilling services segment conducts contract drilling operations in Africa, Far East Asia, the Middle East, the North Sea, Oceania, South America and the US Gulf of Mexico. Included in our long-lived assets balance below is our property and equipment and right-of-use assets. We used the geographic location of each drilling rig for our property and equipment or operating lease for our right-of-use assets, as of December 31, 2022 and 2021 for our long-lived asset geographic disclosure shown below.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
The following table presents revenues and long lived assets by country based on the location of the service provided during the Successor period:

	Revenues		Long-Lived Assets as of
		Period From
		February 6, 2021
	Year ended	through
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Australia	$78,899	$1,954	107,246	$20,704
Azerbaijan	16	—	3,488	—
Brazil	33,208	251	92,571	1,702
Canada	—	10	—	—
Canary Islands	—	—	35,193	88,092
Denmark	40,806	25,119	479,390	18,407
Ghana	35,018	—	248,206	—
Guyana	469,267	244,638	702,170	678,852
Indonesia	—	23,964	—	—
Malaysia	32,227	—	142,162	7,341
Mauritania	—	29,616	—	—
Mexico	30,788	11,022	279,491	—
Netherlands	13,378	—	68,491	—
Norway	154,406	20,351	746,281	228,687
Qatar	33,181	23,247	25,032	20,487
Saudi Arabia	1,187	75,676	—	371
Singapore	—	—	11,933
Suriname	133,680	62,090	335,208	—
Timor-Leste	—	32,257	—	—
Trinidad and Tobago	35,101	35,710	125,320	19,387
United Arab Emirates	—	—	1,775	607
United Kingdom	55,632	28,126	185,354	53,198
United States	266,176	156,294	412,716	360,478
Other	877	—	2,328	55
Total	$1,413,847	$770,325	$4,004,355	$1,498,368

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
The following table presents revenues and identifiable assets by country based on the location of the service provided during the Predecessor period:

	Revenues
	Period From
	January 1, 2021
	through	Year Ended
	February 5, 2021	December 31, 2020
Australia	$54	$50,434
Canada	—	28,915
Denmark	—	7,662
Gabon	—	147
Guyana	23,012	222,088
Myanmar	—	21,084
Qatar	2,263	31,024
Saudi Arabia	10,745	133,246
Suriname	6,029	61,474
Trinidad and Tobago	4,995	9,468
United Kingdom	7,142	180,610
United States	23,241	209,401
Vietnam	—	8,719
Total	$77,481	$964,272
Significant Customers
The following table sets forth revenues from our customers as a percentage of our consolidated operating revenues:

	Successor		Predecessor
		Period From	Period From
		February 6, 2021	January 1, 2021
	Year Ended	through	through	Year Ended
	December 31, 2022	December 31, 2021	February 5, 2021	December 31, 2020
Royal Dutch Shell plc (“Shell”)	12.0%	13.3%	30.0%	21.7%
Exxon Mobil Corporation (“ExxonMobil”)	32.3%	39.1%	29.8%	26.6%
Equinor ASA (“Equinor”)	6.4%	3.1%	5.2%	14.3%
Saudi Arabian Oil Company (“Saudi Aramco”)	—%	9.8%	13.9%	13.8%
No other customer accounted for more than 10 percent of our consolidated operating revenues in 2022, 2021 or 2020.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Note 20— Supplemental Financial Information
Consolidated Statements of Cash Flows Information
Operating cash activities. The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble
	Successor		Predecessor
		Period From	Period From
	Year	February 6, 2021	January 1, 2021	Year
	Ended	through	through	Ended
	December 31, 2022	December 31, 2021	February 5, 2021	December 31, 2020
Accounts receivable	$(18,133)	$6,245	$(41,344)	$50,802
Other current assets	21,271	2,295	17,884	(866)
Other assets	16,861	(11,650)	8,521	(2,369)
Accounts payable	20,430	11,429	(16,819)	357
Other current liabilities	(36,713)	4,312	11,428	8,582
Other liabilities	15,468	32,928	(5,846)	(10,941)
Total net change in assets and liabilities	$19,184	$45,559	$(26,176)	$45,565

	Finco
	Successor		Predecessor
		Period From	Period From
	Year	February 6, 2021	January 1, 2021	Year
	Ended	through	through	Ended
	December 31, 2022	December 31, 2021	February 5, 2021	December 31, 2020
Accounts receivable	$(11,457)	$6,245	$(41,344)	$19,588
Other current assets	19,757	(594)	19,398	7,830
Other assets	17,044	(11,618)	8,512	(800)
Accounts payable	18,809	15,822	(14,061)	(11,018)
Other current liabilities	(36,550)	4,125	11,623	16,055
Other liabilities	15,696	32,700	(5,936)	(10,941)
Total net change in assets and liabilities	$23,299	$46,680	$(21,808)	$20,714
Non-cash investing and financing activities. Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of December 31, 2022, 2021 and 2020 were $196.4 million, $36.5 million and $35.3 million, respectively.
On the Emergence Effective Date, an aggregate principal amount of $216.0 million of Second Lien Notes was issued, which includes the aggregate subscription price of $200.0 million, plus a backstop fee of $16.0 million which was paid in kind. In addition, certain debt as described in “Note 2— Chapter 11 Emergence” was cancelled in exchange for shares on the Emergence Effective Date.
On April 15, 2021, Noble Cayman completed the Pacific Drilling Merger, issuing 16.6 million Noble Cayman Shares valued at $357.7 million, in exchange for $420.0 million net assets acquired. See “Note 4— Acquisitions and Divestitures” for additional information.
On October 3, 2022, Noble completed the Business Combination with Maersk Drilling, issuing 60.1 million Noble Shares valued at $1.8 billion, in exchange for $2.0 billion net assets acquired. Also in connection with the Business Combination, in

NOBLE CORPORATION plc AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
mid-November 2022, the Compulsory Purchase interest was settled when 4.1 million Ordinary Shares were issued, resulting an increase in additional paid in capital of $123.8 million, and the remainder paid in cash of $69.9 million. See “Note 4— Acquisitions and Divestitures” for additional information.
Additional cash flow information is as follows:

Noble
	Successor		Predecessor
		Period From	Period From
	Year	February 6, 2021	January 1, 2021	Year
	Ended	through	through	Ended
	December 31, 2022	December 31, 2021	February 5, 2021	December 31, 2020
Cash paid during the period for:
Interest, net of amounts capitalized	$35,543	$21,150	$—	$138,040
Income taxes paid (refunded), net (1)	58,386	(8,113)	4,385	(133,708)

Finco
	Successor		Predecessor
		Period From	Period From
	Year	February 6, 2021	January 1, 2021	Year
	Ended	through	through	Ended
	December 31, 2022	December 31, 2021	February 5, 2021	December 31, 2020
Cash paid during the period for:
Interest, net of amounts capitalized	$26,103	$21,150	$—	$138,040
Income taxes paid (refunded), net (1)	58,386	(8,113)	4,385	(133,708)
(1) The net income tax paid for the year ended December 31, 2022 includes withholding tax in Guyana of $34.7 million on gross revenue reimbursed by Exxon. Excluding such withholding tax, the net tax refund would be $23.7 million.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Evaluation of Disclosure Controls and Procedures
Noble Corporation plc
Conclusions Regarding Disclosure Controls and Procedures
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Noble, and Richard B. Barker, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of Noble, have evaluated the disclosure controls and procedures of Noble as of the end of the period covered by this report. On the basis of this evaluation, Mr. Eifler and Mr. Barker have concluded that Noble’s disclosure controls and procedures were effective as of December 31, 2022. Noble’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In accordance with interpretive guidance issued by SEC staff, companies are allowed to exclude an acquired business from the assessment of internal control over financial reporting during the first year following the date on which the acquisition is completed and from the assessment of disclosure controls and procedures to the extent subsumed in such internal control over financial reporting. In accordance with this guidance, as the Company acquired Maersk Drilling on October 3, 2022, management’s evaluation and conclusion as to the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022 excluded the portion of disclosure controls and procedures that are subsumed by internal control over financial reporting of Maersk Drilling. The total assets and revenues of this acquired entity represented approximately 62% and 24% of our consolidated total assets and revenues as of and for the year ended December 31, 2022, respectively.
Management’s Annual Report on Internal Control Over Financial Reporting
The management of Noble is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the US Securities Exchange Act of 1934, as amended.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment by management of Noble, Noble maintained effective internal control over financial reporting as of December 31, 2022.
In accordance with interpretive guidance issued by SEC staff, management has excluded Maersk Drilling from the assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, as the Company acquired Maersk Drilling during the year ended December 31, 2022. The total assets and revenues of this acquired entity represented approximately 62% and 24% of our consolidated total assets and revenues as of and for the year ended December 31, 2022, respectively.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2022 as stated in their report, which is provided in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in Noble’s internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Noble.
Limitations on the effectiveness of controls
Internal control over financial reporting includes the controls themselves, monitoring (including internal auditing practices), and actions taken to correct deficiencies as identified. There are inherent limitations to the effectiveness of internal control over financial reporting, however well designed, including the possibility of human error and the possible circumvention or overriding of controls. The design of an internal control system is also based in part upon assumptions and judgments made by management about the likelihood of future events, and there can be no assurance that an internal control will be effective under all potential future conditions. As a result, even an effective system of internal controls can provide no more than reasonable assurance with respect to the fair presentation of financial statements and the processes under which they were prepared.
Noble Finance Company
Conclusions Regarding Disclosure Controls and Procedures
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Finco, and Richard B. Barker, Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of Finco, have evaluated the disclosure controls and procedures of Finco as of the end of the period covered by this report. On the basis of this evaluation, Mr. Eifler and Mr. Barker have concluded that Finco’s disclosure controls and procedures were effective as of December 31, 2022. Finco’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Finco in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In accordance with interpretive guidance issued by SEC staff, companies are allowed to exclude an acquired business from the assessment of internal control over financial reporting during the first year following the date on which the acquisition is completed and from the assessment of disclosure controls and procedures to the extent subsumed in such internal control over financial reporting. In accordance with this guidance, as Noble acquired Maersk Drilling on October 3, 2022, which was contributed to Finco in a common control transaction, management’s evaluation and conclusion as to the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022 excluded the portion of disclosure controls and procedures that are subsumed by internal control over financial reporting of Maersk Drilling. The total assets and revenues of this acquired entity represented approximately 63% and 24% of our consolidated total assets and revenues as of and for the year ended December 31, 2022, respectively.
Management’s Annual Report on Internal Control Over Financial Reporting
The management of Finco is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the US Securities Exchange Act of 1934, as amended.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment by management of Finco, Finco maintained effective internal control over financial reporting as of December 31, 2022.
In accordance with interpretive guidance issued by SEC staff, management has excluded Maersk Drilling from the assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, as Noble acquired Maersk Drilling, which was contributed to Finco in a common control transaction, during the year ended December 31, 2022. The total assets and revenues of this acquired entity represented approximately 63% and 24% of our consolidated total assets and revenues as of and for the year ended December 31, 2022, respectively.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2022 as stated in their report, which is provided in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in Finco’s internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Finco.
Limitations on the effectiveness of controls
Internal control over financial reporting includes the controls themselves, monitoring (including internal auditing practices), and actions taken to correct deficiencies as identified. There are inherent limitations to the effectiveness of internal control over financial reporting, however well designed, including the possibility of human error and the possible circumvention or overriding of controls. The design of an internal control system is also based in part upon assumptions and judgments made by management about the likelihood of future events, and there can be no assurance that an internal control will be effective under all potential future conditions. As a result, even an effective system of internal controls can provide no more than reasonable assurance with respect to the fair presentation of financial statements and the processes under which they were prepared.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Item 11. Executive Compensation.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Item 13. Certain Relationships and Related Transactions and Director Independence.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Item 14. Principal Accounting Fees and Services.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as part of this report:
(1)A list of the financial statements filed as a part of this report is set forth in Part II, Item 8, “Financial Statements and Supplementary Data” on page 52 of this Annual Report on Form 10-K and is incorporated herein by reference.
(2)Financial Statement Schedules:
All schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.
(3)Exhibits:
The information required by this Item 15(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report on Form 10-K and is incorporated herein by reference.
Item 16. Form 10-K Summary.
None.

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

2.3†
Purchase and Sale Agreement, dated as of August 25, 2021, by and among Noble Finance Company, a Cayman Islands company (“Finco”), Noble Drilling (TVL) Ltd., Noble SA Limited, Noble Rig Holding I Limited, Noble Rig Holding 2 Limited, Noble Drilling Arabia Co. Ltd. and ADES International Holding Limited (filed as Exhibit 2.1 to Noble Cayman’s Current Report on Form 8-K filed on August 26, 2021 and incorporated herein by reference).

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

2.8†^
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

3.2
Memorandum and Articles of Association of Noble Finance Company, as amended by shareholder resolutions (filed as Exhibit 3.2 to Noble Cayman’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2020 and incorporated herein by reference).

Exhibit Number	Exhibit

4.1
Indenture, dated as of February 5, 2021, among Noble Finance Company, the subsidiaries of Noble Finance Company party thereto, as guarantors, and U.S. Bank National Association, a national banking association, as collateral agent and trustee (including the form of Second Lien Note attached thereto) (filed as Exhibit 4.1 to Noble Cayman’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

4.2
Supplemental Indenture, dated as of December 17, 2021, among Pacific Drilling S.A., as guarantor, and U.S. Bank National Association, a national banking association, as collateral agent and trustee (filed as Exhibit 4.2 to Amendment No. 2 to Noble Cayman’s Registration Statement on Form S-3/A dated December 22, 2021 (No. 333-255406) and incorporated herein by reference).

4.3
Second Supplemental Indenture, dated as of September 27, 2022, among Pacific Santa Ana Limited, as guarantor, and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association, a national banking association), as collateral agent and trustee (filed as Exhibit 4.3 to Noble’s Registration Statement on Form S-3 dated September 30, 2022 (No. 333-267684) and incorporated herein by reference).

4.4
Third Supplemental Indenture, dated as of September 28, 2022, among Noble NDUS UK Ltd, as guarantor, and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association, a national banking association), as collateral agent and trustee (filed as Exhibit 4.4 to Noble’s Registration Statement on Form S-3 dated September 30, 2022 (No. 333-267684) and incorporated herein by reference).

4.5
Fourth Supplemental Indenture, dated as of December 1, 2022, among Noble NDUS Holdings UK Limited, as guarantor, and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association, a national banking association) as collateral agent and trustee.

10.1*
Noble Drilling Corporation Retirement Restoration Plan dated December 29, 2008, effective as of January 1, 2009 (filed as Exhibit 10.32 to Finco’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.2*
Amendment No. 1 to the Noble Drilling Corporation Retirement Restoration Plan, dated July 10, 2009 (filed as Exhibit 10.16 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.3*
Executive Employment Agreement, dated as of February 5, 2021, by and between Noble Services Company LLC and Robert Eifler (including the Deed of Guaranty of Noble Corporation attached thereto) (filed as Exhibit 10.8 to Noble Cayman’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

10.4*
First Amendment to Executive Employment Agreement, dated as of March 9, 2021, by and between Noble Services Company LLC and Robert Eifler (filed as Exhibit 10.2 to Noble Cayman’s Current Report on Form 8-K filed on March 11, 2021 and incorporated herein by reference).

10.5*
Executive Employment Agreement, dated as of February 5, 2021, by and between Noble Services Company LLC and Richard Barker (including the Deed of Guaranty of Noble Corporation attached thereto) (filed as Exhibit 10.9 to Noble Cayman’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

Exhibit Number	Exhibit

10.6*
Executive Employment Agreement, dated as of February 5, 2021, by and between Noble Services Company LLC and William Turcotte (including the Deed of Guaranty of Noble Corporation attached thereto) (filed as Exhibit 10.10 to Noble Cayman’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

10.7*	Noble Corporation 2021 Long-Term Incentive Plan (filed as Exhibit 10.1 to Noble Cayman’s Current Report on Form 8-K filed on February 24, 2021 and incorporated herein by reference).

10.8*
Form of Time-Vested Restricted Stock Unit Award (Officers) under the Noble Corporation 2021 Long-Term Incentive Plan (filed as Exhibit 10.16 to Noble Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and incorporated herein by reference).

10.9*
Form of Time-Vested Restricted Stock Unit Award (Non-Officers) under the Noble Corporation 2021 Long-Term Incentive Plan (filed as Exhibit 10.17 to Noble Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and incorporated herein by reference).

10.10*
Form of Performance-Vested Restricted Stock Unit Award (CEO) under the Noble Corporation 2021 Long-Term Incentive Plan (filed as Exhibit 10.18 to Noble Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and incorporated herein by reference).

10.11*
Form of Performance-Vested Restricted Stock Unit Award (Non-CEO) under the Noble Corporation 2021 Long-Term Incentive Plan (filed as Exhibit 10.19 to Noble Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and incorporated herein by reference).

10.12*	Form of Director Restricted Stock Unit Award under the Noble Corporation 2022 Long-Term Incentive Plan.

10.13*
Amended and Restated Noble Corporation 2021 Short-Term Incentive Plan (filed as Exhibit 10.2 to Noble Cayman’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference).

10.14*	Noble Corporation Summary of Director Compensation (filed as Exhibit 10.22 to Noble Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and incorporated herein by reference).

10.15
Irrevocable Undertaking, dated as of November 10, 2021, by and among APMH Invest A/S, Noble Corporation, Noble Finco Limited and The Drilling Company of 1972 A/S (filed as Exhibit 10.1 to Noble Cayman’s Current Report on Form 8-K filed on November 10, 2021 and incorporated herein by reference).

10.16	Form of Indemnification Agreement (filed as Exhibit 10.1 to Noble’s Current Report on Form 8-K filed on September 30, 2022 and incorporated herein by reference).

10.17
Tranche 1 Warrant Agreement, dated as of September 30, 2022, by and among Noble Corporation plc, Computershare Inc. and Computershare Trust Company, N.A. (filed as Exhibit 10.2 to Noble’s Current Report on Form 8-K filed on September 30, 2022 and incorporated herein by reference).

Exhibit Number	Exhibit

10.19
Tranche 2 Warrant Agreement, dated as of September 30, 2022, by and among Noble Corporation plc, Computershare Inc. and Computershare Trust Company, N.A. (filed as Exhibit 10.3 to Noble’s Current Report on Form 8-K filed on September 30, 2022 and incorporated herein by reference).

10.20
Tranche 3 Warrant Agreement, dated as of September 30, 2022, by and among Noble Corporation plc, Computershare Inc. and Computershare Trust Company, N.A. (filed as Exhibit 10.4 to Noble’s Current Report on Form 8-K filed on September 30, 2022 and incorporated herein by reference).

10.21
Assumption Agreement, dated as of September 30, 2022, by and between Noble Corporation plc and Noble Corporation (filed as Exhibit 10.5 to Noble’s Current Report on Form 8-K filed on September 30, 2022 and incorporated herein by reference).

10.22*
Noble Corporation plc 2022 Long-Term Incentive Plan (filed as Exhibit 4.1 to Noble’s Registration Statement on Form S-8 filed on September 30, 2022 (No. 333-267698) and incorporated herein by reference).

10.23
Registration Rights Agreement, dated as of October 3, 2022, by and between Noble Corporation plc and APMH Invest A/S (filed as Exhibit 10.2 to Noble’s Current Report on Form 8-K filed on October 3, 2022 and incorporated herein by reference).

10.24
Relationship Agreement, dated as of October 3, 2022, by and among Noble Corporation plc, Noble Corporation and APMH Invest A/S (filed as Exhibit 10.3 to Noble’s Current Report on Form 8-K filed on October 3, 2022 and incorporated herein by reference).

10.25
Term Loan Facility Agreement dated December 10, 2018, by and among Maersk Drilling, its subsidiaries party thereto, as guarantors and Danmarks Skibskredit A/S as lender and security agent (filed as Exhibit 10.5 to Noble’s Current Report on Form 8-K filed on October 3, 2022 and incorporated herein by reference).

10.26
Amendment Letters dated as of September 8, 2022 by and among Maersk Drilling and Danmarks Skibskredit A/S as lender and security agent (filed as Exhibit 10.7 to Noble’s Current Report on Form 8-K filed on October 3, 2022 and incorporated herein by reference).

10.27
Guarantee, dated September 8, 2022 but effective as of October 3, 2022, by Noble Corporation plc in favour of Danmarks Skibskredit A/S as security agent and by Maersk Drilling as agent for service of process (filed as Exhibit 10.9 to Noble’s Current Report on Form 8-K filed on October 3, 2022 and incorporated herein by reference).

10.28
Term Facility Agreement, dated as of November 22, 2022, by the Borrower, the Company, certain subsidiaries of the Borrower party thereto as guarantors, DNB Capital LLC, JP Morgan Chase Bank N.A., London Branch, Nykredit Bank A/S, Clifford Capital Pte. Ltd., Barclays Bank PLC, Danske Bank A/S, HSBC Bank USA, N.A., Nordea Bank ABP, New York Branch and Morgan Stanley Senior Funding, Inc., as Mandated Lead Arrangers and Bookrunners, DNB Markets, Inc., as Coordinator, DNB Bank MSA New York Branch as Agent and Security Agent and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 29, 2022). and incorporated herein by reference).

10.29
Transition and Retirement Agreement dated as of February 3, 2023, by and among Noble Services Company LLC, Noble Corporation plc and William E. Turcotte (filed as Exhibit 10.1 to Noble’s Current Report on Form 8-K filed on February 3, 2023 and incorporated herein by reference).

Exhibit Number	Exhibit

10.30*	Noble Corporation plc 2023 Short-Term Incentive Plan (“STIP”)

21.1	List of Subsidiaries of Noble and Finco.

22.1	List of Guarantor Subsidiaries and Affiliate Securities Pledged as Collateral.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Robert W. Eifler, Noble, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Robert W. Eifler, Finco, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.3	Certification of Richard B. Barker, Noble, pursuant to the US Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.4	Certification of Richard B. Barker, Finco, pursuant to the US Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of Robert W. Eifler, Noble, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Robert W. Eifler, Finco, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3+	Certification of Richard B. Barker, Noble, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4+	Certification of Richard B. Barker, Finco, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit Number	Exhibit

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

______________________________________________________
*    Management contract or compensatory plan or arrangement.
†    Certain portions of the exhibit have been omitted. The Company agrees to furnish a supplemental copy with any omitted information to the SEC upon request.
^    Certain personally identifiable information contained in this exhibit has been redacted pursuant to Item 601(a)(6) of Regulation S-K.
+    Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales

March 9, 2023	By:	/s/ Robert W. Eifler
Robert W. Eifler President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert W. Eifler	March 9, 2023
Robert W. Eifler President and Chief Executive Officer, and Director (Principal Executive Officer)	Date

/s/ Richard B. Barker	March 9, 2023
Richard B. Barker Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	March 9, 2023
Laura D. Campbell Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	Date

/s/ Charles M. Sledge	March 9, 2023
Charles M. Sledge Director and Chairman	Date

/s/ Claus V. Hemmingsen	March 9, 2023
Claus V. Hemmingsen Director	Date

/s/ Alan J. Hirshberg	March 9, 2023
Alan J. Hirshberg Director	Date

/s/ Kristin H. Holth	March 9, 2023
Kristin H. Holth Director	Date

/s/ Alastair Maxwell	March 9, 2023
Alastair Maxwell Director	Date

/s/ Ann Pickard	March 9, 2023
Ann D. Pickard Director	Date

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Noble Finance Company, a Cayman Islands company

March 9, 2023	By:	/s/ Robert W. Eifler
Robert W. Eifler President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert W. Eifler	March 9, 2023
Robert W. Eifler President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ Richard B. Barker	March 9, 2023
Richard B. Barker Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	March 9, 2023
Laura D. Campbell Vice President and Controller (Principal Accounting Officer)	Date

/s/ David M.J. Dujacquier	March 9, 2023
David M.J. Dujacquier Director	Date

/s/ Brad A. Baldwin	March 9, 2023
Brad A. Baldwin Director	Date