Form 10-Q
period 2023-03-31
Noble Corp plc
filed 2023-05-04
CIK 1895262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑    No ☐

Number of shares outstanding at May 1, 2023: Noble Corporation plc - 138,629,270

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$186,186	$476,206
Accounts receivable, net	563,055	468,802
Taxes receivable	38,627	34,087
Prepaid expenses and other current assets	84,310	72,695
Total current assets	872,178	1,051,790
Intangible assets	27,411	34,372
Property and equipment, at cost	4,217,524	4,163,205
Accumulated depreciation	(251,480)	(181,904)
Property and equipment, net	3,966,044	3,981,301
Goodwill	15,026	26,016
Other assets	191,733	141,385
Total assets	$5,072,392	$5,234,864
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$15,000	$159,715
Accounts payable	265,583	290,690
Accrued payroll and related costs	55,837	76,185
Taxes payable	56,294	56,986
Interest payable	4,218	9,509
Other current liabilities	66,045	74,013
Total current liabilities	462,977	667,098
Long-term debt	505,654	513,055
Deferred income taxes	9,430	9,335
Noncurrent contract liabilities	121,194	181,883
Other liabilities	268,830	256,408
Total liabilities	1,368,085	1,627,779
Commitments and contingencies (Note 13)
Shareholders’ equity
Common stock, $0.00001 par value; 138,623 ordinary shares outstanding as of March 31, 2023; 134,681 ordinary shares outstanding as of December 31, 2022	1	1
Additional paid-in capital	3,348,852	3,347,507
Retained earnings	353,993	255,930
Accumulated other comprehensive income (loss)	1,461	3,647
Total shareholders’ equity	3,704,307	3,607,085
Total liabilities and equity	$5,072,392	$5,234,864
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating revenues
Contract drilling services	$575,290	$195,035
Reimbursables and other	34,764	15,195
	610,054	210,230
Operating costs and expenses
Contract drilling services	361,789	166,083
Reimbursables	26,006	13,478
Depreciation and amortization	69,942	25,605
General and administrative	30,037	17,524
Merger and integration costs	11,631	9,521
(Gain) loss on sale of operating assets, net	—	(4,562)
Hurricane losses and (recoveries), net	3,544	17,212
	502,949	244,861
Operating income (loss)	107,105	(34,631)
Other income (expense)
Interest expense, net of amounts capitalized	(16,872)	(7,680)
Interest income and other, net	2,026	450
Income (loss) before income taxes	92,259	(41,861)
Income tax benefit (provision)	15,804	5,205
Net income (loss)	$108,063	$(36,656)
Per share data
Basic:
Net income (loss)	$0.80	$(0.54)

Diluted:
Net income (loss)	$0.74	$(0.54)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$108,063	$(36,656)
Other comprehensive income (loss)
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive income (loss), net of tax provision (benefit) of $2,436 and zero for the three months ended March 31, 2023 and 2022, respectively.	(2,186)	(424)
Other comprehensive income (loss), net	(2,186)	(424)
Comprehensive income (loss)	$105,877	$(37,080)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$108,063	$(36,656)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	69,942	25,605
Amortization of intangible assets and contract liabilities, net	(53,728)	14,099
(Gain) loss on sale of operating assets, net	—	(6,767)
Deferred income taxes	(27,237)	(6,143)
Amortization of share-based compensation	9,651	6,795
Other costs, net	1,184	(1,190)
Changes in components of working capital
Change in taxes receivable	(4,540)	(1,820)
Net changes in other operating assets and liabilities	(166,415)	(45,736)
Net cash provided by (used in) operating activities	(63,080)	(51,813)
Cash flows from investing activities
Capital expenditures	(62,734)	(47,045)
Proceeds from disposal of assets, net	—	14,247
Net cash provided by (used in) investing activities	(62,734)	(32,798)
Cash flows from financing activities
Repayments of debt	(152,215)	—
Warrants exercised	21	118
Share repurchases	(10,000)	—
Taxes withheld on employee stock transactions	(8,327)	(4,926)
Net cash provided by (used in) financing activities	(170,521)	(4,808)
Net increase (decrease) in cash, cash equivalents and restricted cash	(296,335)	(89,419)
Cash, cash equivalents and restricted cash, beginning of period	485,707	196,722
Cash, cash equivalents and restricted cash, end of period	$189,372	$107,303
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at December 31, 2021	60,172	$1	$1,393,255	$101,982	$5,389	$1,500,627
Employee related equity activity
Amortization of share-based compensation	—	—	6,795	—	—	6,795
Issuance of share-based compensation shares	365	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(4,926)	—	—	(4,926)
Warrant exercises	2,535	—	118	—	—	118
Net income (loss)	—	—	—	(36,656)	—	(36,656)
Other comprehensive income (loss), net	—	—	—	—	(424)	(424)
Balance at March 31, 2022	63,072	$1	$1,395,242	$65,326	$4,965	$1,465,534

Balance at December 31, 2022	134,681	$1	$3,347,507	$255,930	$3,647	$3,607,085
Employee related equity activity
Amortization of share-based compensation	—	—	9,651	—	—	9,651
Issuance of share-based compensation shares	440	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(8,327)	—	—	(8,327)
Warrant exercises	3,772	—	21	—	—	21
Share repurchases	(270)	—	—	(10,000)	—	(10,000)
Net income (loss)	—	—	—	108,063	—	108,063
Other comprehensive income (loss), net	—	—	—	—	(2,186)	(2,186)
Balance at March 31, 2023	138,623	$1	$3,348,852	$353,993	$1,461	$3,704,307
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)

Note 1— Organization and Basis of Presentation
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921. As of March 31, 2023, our fleet of 32 drilling rigs consisted of 19 floaters and 13 jackups.
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
In September 2022, as a result of the Merger (as defined herein), Noble became the successor issuer to Noble Corporation, an exempted company incorporated in the Cayman Islands with limited liability (“Noble Cayman”), for purposes of and pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). References in this Quarterly Report on Form 10-Q to “Noble,” the “Company,” “we,” “us,” “our” and words of similar meaning refer collectively to Noble and its consolidated subsidiaries.
The accompanying unaudited condensed consolidated financial statements of Noble have been prepared pursuant to the rules and regulations of the US Securities and Exchange Commission (“SEC”) as they pertain to Quarterly Reports on Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements are prepared on a going concern basis and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a recurring nature. The December 31, 2022 Condensed Consolidated Balance Sheet presented herein is derived from the December 31, 2022 audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed by Noble. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
The Merger was accounted for as a business combination in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations, where Noble is the accounting acquirer. Under the acquisition method of accounting, the assets and liabilities of Maersk Drilling and its subsidiaries were recorded at their respective fair values on the Closing Date. Total consideration for the acquisition was $2.0 billion, which included $5.6 million in net cash paid and $2.0 billion in non-cash consideration, primarily related to Ordinary Shares issued to legacy Maersk shareholders and the replacement of legacy Maersk Drilling restricted stock unit awards. The purchase price allocation is preliminary and subject to change. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the Closing Date.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Determining the fair value of the assets and liabilities of Maersk Drilling requires judgment and certain assumptions to be made. The most significant fair value estimates related to the valuation of Maersk Drilling’s offshore drilling units and long term debt. The following table represents the preliminary allocation of the total purchase price of Maersk Drilling to the identifiable assets acquired and the liabilities assumed based on the fair values as of the Closing Date.

Purchase price consideration:
Fair value of Noble shares transferred to legacy Maersk shareholders	$1,793,351
Cash paid to legacy Maersk shareholders	887
Fair value of replacement Maersk Drilling RSU Awards attributable to the purchase price	6,780
Deal Completion Bonus	6,177
Fair Value of Compulsory Purchase	193,678
Total purchase price consideration	$2,000,873

Assets acquired:
Cash and cash equivalents	$172,205
Accounts receivable, net	250,251
Taxes receivable	20,603
Prepaid expenses and other current assets	41,068
Total current assets	484,127
Intangible assets	22,991
Property, plant and equipment, net	2,756,096
Other assets (1)	94,882
Total assets acquired	3,358,096
Liabilities assumed:
Current maturities of long-term debt	129,130
Accounts payable	130,273
Accrued payroll and related costs	21,784
Taxes payable	38,218
Interest payable	800
Other current liabilities	41,253
Total current liabilities	361,458
Long-term debt	596,692
Deferred income taxes	4,071
Noncurrent contract liabilities	237,703
Other liabilities (1)	172,325
Total liabilities assumed	1,372,249
Net assets acquired	1,985,847
Goodwill acquired (1)	15,026
Purchase price consideration	$2,000,873
(1)During the three months ended March 31, 2023, the Company recorded tax adjustments, which resulted in a net increase to deferred tax assets of $25.2 million, a net increase to reserves for uncertain tax positions of $14.2 million, and a decrease of goodwill of $11.0 million. The effect of the changes to the provisional amounts on the current period statement of operations that would have been recognized in previous periods if the adjustment to provisional amounts had been recognized as of the Closing Date was immaterial.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
The goodwill recognized in the Merger represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill recognized is attributable to anticipated synergies expected to arise in connection with the acquisition. All of the goodwill was assigned to our single reporting unit, Contract Drilling Services. The goodwill is not deductible for tax purposes. The Company did not recognize any goodwill impairment during the three months ended March 31, 2023. See “Note 4— Acquisitions and Divestitures” in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on the Business Combination.
Note 3— Accounting Pronouncements
Accounting Standards Adopted
We do not believe that any recently issued accounting standards would have a material effect on the accompanying condensed consolidated financial statements.
Recently Issued Accounting Standards
There have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our condensed consolidated financial statements.
Note 4— Income (Loss) Per Share
The following table presents the computation of basic and diluted income (loss) per share for Noble:

	Three Months Ended March 31,
	2023	2022
Numerator:
Basic
Net income (loss)	$108,063	$(36,656)
Diluted
Net income (loss)	$108,063	$(36,656)
Denominator:
Weighted average shares outstanding – basic	134,751	67,643
Dilutive effect of share-based awards	3,271	—
Dilutive effect of warrants	7,971	—
Weighted average shares outstanding – diluted	145,993	67,643
Per share data
Basic:
Net income (loss)	$0.80	$(0.54)
Diluted:
Net income (loss)	$0.74	$(0.54)
Only those items having a dilutive impact on our basic income (loss) per share are included in diluted income (loss) per share. The following table displays the share-based instruments that have been excluded from diluted income (loss) per share since the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Share-based awards	—	3,376
Warrants (1)	2,774	17,366
(1)Represents the total number of warrants outstanding which did not have a dilutive effect. In periods where the warrants are determined to be dilutive, the number of shares which will be included in the computation of diluted

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
shares is determined using the treasury stock method, adjusted for mandatory exercise provisions under the warrant agreements if applicable.
Share Capital
As of March 31, 2023, Noble had approximately 138.6 million Ordinary Shares outstanding as compared to approximately 134.7 million Ordinary Shares outstanding at December 31, 2022. In addition, as of March 31, 2023, 3.6 million Tranche 1 Warrants, 3.6 million Tranche 2 Warrants and 2.8 million Tranche 3 Warrants (each as defined herein) were outstanding and exercisable. We also have 1.3 million Ordinary Shares authorized and reserved for issuance pursuant to equity awards under the Noble Corporation plc 2022 Long-Term Incentive Plan.
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
Warrants
On the Merger Effective Date, immediately prior to the effective time of the Merger (the “Merger Effective Time”), we had outstanding 6.2 million Noble Cayman Tranche 1 Warrants, 5.6 million Noble Cayman Tranche 2 Warrants and 2.8 million Noble Cayman Tranche 3 Warrants (together with the Noble Cayman Tranche 1 Warrants and the Noble Cayman Tranche 2 Warrants, the “Noble Cayman Warrants”). At the Merger Effective Time, each Noble Cayman Warrant outstanding immediately prior to the Merger Effective Time was converted automatically into a Warrant to acquire a number of Ordinary Shares equal to the number of Noble Cayman Shares underlying such Noble Cayman Warrant, with the same terms as were in effect immediately prior to the Merger Effective Time under the terms of the applicable Noble Cayman Warrant Agreement.
The Tranche 1 Warrants of Noble (the “Tranche 1 Warrants”) are exercisable for one Ordinary Share per warrant at an exercise price of $19.27 per warrant, the Tranche 2 Warrants of Noble (the “Tranche 2 Warrants”) are exercisable for one Ordinary Share per warrant at an exercise price of $23.13 per warrant and the Tranche 3 Warrants of Noble (the “Tranche 3 Warrants”) are exercisable for one Ordinary Share per warrant at an exercise price of $124.40 per warrant (in each case as may be adjusted from time to time pursuant to the applicable Warrant Agreement). The Tranche 1 Warrants and the Tranche 2 Warrants are exercisable until 5:00 p.m., Eastern time, on February 4, 2028 and the Tranche 3 Warrants are exercisable until 5:00 p.m., Eastern time, on February 4, 2026. The Tranche 1 Warrants and the Tranche 2 Warrants have Black-Scholes protections, including in the event of a Fundamental Transaction (as defined in the applicable warrant agreement). The Tranche 1 Warrants and the Tranche 2 Warrants also provide that while the Mandatory Exercise Condition (as defined in the applicable Warrant Agreement) set forth in the applicable Warrant Agreement has occurred and is continuing, Noble or the Required Mandatory Exercise Warrantholders (as defined in the applicable Warrant Agreement) have the right and option (but not the obligation) to cause all or a portion of the Warrants to be exercised on a cashless basis. In the case of Noble, under the Mandatory Exercise Condition, all of the Tranche 1 Warrants or the Tranche 2 Warrants (as applicable) would be exercised. In the case of the electing Required Mandatory Exercise Warrantholders, under the Mandatory Exercise Condition, all of their respective Tranche 1 Warrants or Tranche 2 Warrants (as applicable) would be exercised. Mandatory exercises entitle the holder of each Warrant subject thereto to (i) the number of Ordinary Shares issuable upon exercise of such Warrant on a cashless basis and (ii) an amount payable in cash, Ordinary Shares or a combination thereof (in Noble’s sole discretion) equal to the Black-Scholes Value (as defined in the applicable Warrant Agreement) with respect to the number of Ordinary Shares withheld upon exercise of such Warrant on a cashless basis. At March 31, 2023, the Mandatory Exercise Condition set forth in the Warrant Agreements for the Tranche 1 Warrants and the Tranche 2 Warrants was satisfied.
Share Repurchases
Under applicable law, the Company is only permitted to purchase its own Ordinary Shares by way of an “off-market purchase” in a plan approved by shareholders. Such may be made only out of Noble’s “distributable reserves” on its statutory balance sheet in accordance with applicable law. As of the date of this report, we have shareholder authority to repurchase up to 15% per annum of the issued share capital of the Company as of the beginning of each fiscal year for a five-year period (subject to an overall aggregate maximum of 20,601,161 Ordinary Shares). During the three months ended March 31, 2023, we repurchased 270,098 of our Ordinary Shares, which were subsequently cancelled.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 5— Property and Equipment
Property and equipment, at cost, for Noble consisted of the following:

	March 31, 2023	December 31, 2022
Drilling equipment and facilities	$4,062,384	$3,997,498
Construction in progress	114,284	123,911
Other	40,856	41,796
Property and equipment, at cost	$4,217,524	$4,163,205
Capital expenditures, including capitalized interest, during the three months ended March 31, 2023 and 2022, totaled $54.9 million and $44.8 million, respectively.
During the first quarter of 2022, we sold the Noble Clyde Boudreaux for total net proceeds of $14.2 million, resulting in a gain of $6.8 million, which was offset by additional costs related to the sale of rigs in Saudi Arabia in 2021.
Note 6— Debt
Senior Secured Revolving Credit Facility
On February 5, 2021, Noble Finance Company (“Finco”) and Noble International Finance Company (“NIFCO”), each indirect wholly-owned subsidiaries of Noble, entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) providing for a $675 million senior secured revolving credit facility (with a $67.5 million sublimit for the issuance of letters of credit thereunder) (the “Revolving Credit Facility”) and cancelled all debt that existed immediately prior to February 5, 2021. The Revolving Credit Facility was set to mature on July 31, 2025. Subject to the satisfaction of certain conditions, Finco could from time to time designate one or more of Finco’s other wholly owned subsidiaries as additional borrowers under the Revolving Credit Agreement (collectively with Finco and NIFCO, the “Borrowers”). As of March 31, 2023, we had no loans outstanding and $21.1 million of letters of credit issued under the Revolving Credit Facility.
All obligations of the Borrowers under the Revolving Credit Agreement, certain cash management obligations and certain swap obligations were unconditionally guaranteed, on a joint and several basis, by Finco and certain of its direct and indirect subsidiaries (collectively with the Borrowers, the “Credit Parties”), including a guarantee by each Borrower of the obligations of each other Borrower under the Revolving Credit Agreement. All such obligations, including the guarantees of the Revolving Credit Facility, were secured by senior priority liens on substantially all assets of, and the equity interests in, each Credit Party, subject to certain exceptions and limitations described in the Revolving Credit Agreement. None of Pacific Drilling Company LLC, Maersk Drilling or any of their respective current subsidiaries was a guarantor of the Revolving Credit Facility, and none of their assets secured the Revolving Credit Facility.
The loans outstanding under the Revolving Credit Facility bore interest at a rate per annum equal to the applicable margin plus, at Finco’s option, either: (i) the reserve-adjusted LIBOR or (ii) a base rate, determined as the greatest of (x) the prime loan rate as published in The Wall Street Journal, (y) the federal funds effective rate plus 1/2 of 1%, and (z) the reserve-adjusted one-month LIBOR plus 1%. The applicable margin was initially 4.75% per annum for LIBOR loans and 3.75% per annum for base rate loans and would be increased by 50 basis points after July 31, 2024, and could be increased by an additional 50 basis points under certain conditions described in the Revolving Credit Agreement.
The Borrowers were required to pay customary quarterly commitment fees and letter of credit and fronting fees.
Availability of credit (whether borrowings or letters of credit) under the Revolving Credit Agreement was subject to the satisfaction of certain conditions, including, after giving effect to any such credit and the application of the proceeds (if any) thereof, (i) the aggregate amount of Available Cash (as defined in the Revolving Credit Agreement) could not exceed $100.0 million, (ii) if the Consolidated First Lien Net Leverage Ratio (as defined in the Revolving Credit Agreement) would be greater than 5.50 to 1.00, then the aggregate principal amount outstanding under the Revolving Credit Facility could not exceed $610.0 million, and (iii) the Asset Coverage Ratio (as described below) must be at least 2.00 to 1.00.
Mandatory prepayments and, under certain circumstances, commitment reductions were required under the Revolving Credit Facility in connection with (i) certain asset sales, asset swaps and events of loss (subject to reinvestment rights if no event of default existed) and (ii) certain debt issuances. Available Cash in excess of $150.0 million was also required to be

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
applied periodically to prepay loans (without a commitment reduction). The loans under the Revolving Credit Facility could be voluntarily prepaid, and the commitments thereunder voluntarily terminated or reduced, by the Borrowers at any time without premium or penalty, other than customary breakage costs.
The Revolving Credit Agreement obligated Finco and its restricted subsidiaries to comply with the following financial maintenance covenants:
•as of the last day of each fiscal quarter, the ratio of Adjusted EBITDA to Cash Interest Expense (each as defined in the Revolving Credit Agreement) was not permitted to be less than (i) 2.00 to 1.00 for each four fiscal quarter period ending on or before June 30, 2024, and (ii) 2.25 to 1.00 for each four fiscal quarter period ending thereafter; and
•as of the last day of each fiscal quarter, the ratio of (i) Asset Coverage Aggregate Rig Value (as defined in the Revolving Credit Agreement) to (ii) the aggregate principal amount of loans and letters of credit outstanding under the Revolving Credit Facility (the “Asset Coverage Ratio”) was not permitted to be less than 2.00 to 1.00.
The Revolving Credit Facility contained affirmative and negative covenants, representations and warranties and events of default that the Company considered customary for facilities of this type.
Please see “Note 15— Subsequent Events” regarding certain refinancing transactions that occurred subsequent to March 31, 2023, including the amendment and restatement of the Revolving Credit Agreement.
Second Lien Notes
On February 5, 2021, pursuant to the Backstop Commitment Agreement, dated October 12, 2020, Noble Cayman and Finco consummated a rights offering (the “Rights Offering”) of senior secured second lien notes (the “Second Lien Notes”) and associated Noble Cayman Shares at an aggregate subscription price of $200.0 million.
An aggregate principal amount of $216.0 million of Second Lien Notes was issued in the Rights Offering, which included the aggregate subscription price of $200.0 million plus a backstop fee of $16.0 million which was paid in kind. The Second Lien Notes were set to mature on February 15, 2028. The Second Lien Notes were fully and unconditionally guaranteed, jointly and severally, on a senior secured second-priority basis, by the direct and indirect subsidiaries of Finco that are Credit Parties under the Revolving Credit Facility. None of Pacific Drilling Company LLC, Maersk Drilling or any of their respective current subsidiaries was a guarantor of the Second Lien Notes, and none of their assets secured the Second Lien Notes.
The Second Lien Notes and such guarantees were secured by senior priority liens on the assets subject to liens securing the Revolving Credit Facility, including the equity interests in Finco and each guarantor of the Second Lien Notes, all of the rigs owned by the Company as of February 5, 2021 or acquired by the Company thereafter, certain assets related thereto, and substantially all other assets of Finco and such guarantors, in each case, subject to certain exceptions and limitations.
Interest on the Second Lien Notes accrued, at Finco’s option, at a rate of: (i) 11% per annum, payable in cash; (ii) 13% per annum, with 50% of such interest to be payable in cash and 50% of such interest to be payable by issuing additional Second Lien Notes (“PIK Notes”); or (iii) 15% per annum, with the entirety of such interest to be payable by issuing PIK Notes. Finco paid interest semi-annually in arrears on February 15 and August 15 of each year, commencing August 15, 2021. The Company accrued interest at the rate of 11% per annum, as the most recent payment and the payment upon the full redemption of the Second Lien Notes were made in cash.
On or after February 15, 2024, Finco could redeem all or part of the Second Lien Notes at fixed redemption prices (expressed as percentages of the principal amount), plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Finco could also redeem the Second Lien Notes, in whole or in part, at any time and from time to time on or before February 14, 2024 at a redemption price equal to 106% of the principal amount plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date, plus a “make-whole” premium. Notwithstanding the foregoing, if a Change of Control (as defined in the Second Lien Notes Indenture) occurred prior to (but not including) February 15, 2024, then, within 120 days of such Change of Control, Finco could elect to purchase all remaining outstanding Second Lien Notes at a redemption price equal to 106% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.
The Second Lien Notes contained covenants and events of default that the Company considered customary for notes of this type.
Please see “Note 15— Subsequent Events” regarding certain refinancing transactions that occurred subsequent to March 31, 2023, including the full redemption of the Second Lien Notes.

NOBLE CORPORATION plc AND SUBSIDIARIES
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
On November 22, 2022, Maersk Drilling, as the borrower, the Company, as parent guarantor, certain subsidiaries of Maersk Drilling as guarantors, and the lenders identified therein, with DNB Bank ASA, New York Branch acting as Agent entered into a new Term Facility Agreement (the “New DNB Credit Facility”). On December 22, 2022, the Utilization Date (as defined in the New DNB Credit Facility) occurred under the New DNB Credit Facility, at which time the loans outstanding under the DNB Credit Facility were repaid with the proceeds of the full $350.0 million available under the New DNB Credit Facility.
The term loan under the New DNB Credit Facility required quarterly amortization payments on March 15, June 15, September 15 and December 15 of $2.5 million per quarter in the first year, $7.5 million per quarter in the second year, $12.5 million per quarter in the third year, and a balloon payment payable on the termination of the New DNB Credit Facility in an amount equal to the remaining outstanding principal amount of the loan. The loan under the New DNB Credit Facility accrued interest at an initial rate of Term SOFR + 3.50% with quarterly step-ups commencing on the first anniversary of the Utilization Date of an additional (i) 0.15% per quarter during months 13 to 24 after the Utilization Date (with total Margin payable during the fourth quarter of that period being Term SOFR + 4.10%) and (ii) 0.25% per quarter during months 25 to 36 after the Utilization Date (with total Margin payable during the fourth quarter of that period being Term SOFR + 5.10%). The New DNB Credit Facility had the following financial covenants (each as defined in the New DNB Credit Facility): (i)) The Company’s liquidity could not at any time be less than $200.0 million; (ii) Maersk Drilling’s liquidity could not at any time be less than $50 million; (iii) Maersk Drilling’s leverage ratio could not at any time be greater than 4.75:1.00; and (iv) Maersk Drilling’s equity ratio could not at any time be less than 35%. The New DNB Credit Facility also contained affirmative and negative covenants, representations and warranties, and events of default that the Company considered customary for facilities of this type. The New DNB Credit Facility was set to mature in December 2025.
Please see “Note 15— Subsequent Events” regarding certain refinancing transactions that occurred subsequent to March 31, 2023, including the payoff of the New DNB Credit Facility.
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
Fair Value of Debt
Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our debt instruments was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities (Level 2 measurement). The fair value of each of the Revolving Credit Facility, the New DNB Credit Facility and the DSF Credit Facility approximates its respective carrying amount as its interest rate is variable and reflective of market rates. All remaining fair value disclosures are presented in “Note 11— Fair Value of Financial Instruments.”

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
The following table presents the carrying value, net of unamortized debt issuance costs and discounts or premiums, and the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, respectively:

	March 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior secured notes:
11.000% Senior Notes due February 2028	$173,696	$188,761	$173,695	$192,353
Credit facility:
Senior Secured Revolving Credit Facility matures July 2025	—	—	—	—
Term Loans:	—	—	—	—
New DNB Credit Facility matures December 2025	346,958	347,500	349,360	350,000
DSF Credit Facility matures December 2023	—	—	149,715	149,715
Total debt	520,654	536,261	672,769	692,068
Less: Current maturities of long-term debt	15,000	—	159,715	—
Long-term debt	$505,654	$536,261	$513,054	$692,068
Note 7— Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the accumulated balances for each component of “Accumulated other comprehensive income (loss)” for the three months ended March 31, 2023 and 2022. All amounts within the table are shown net of tax.

Defined Benefit Pension Items (1)
Balance at December 31, 2021	$5,389
Activity during period:
Other comprehensive income before reclassifications	(424)
Amounts reclassified from AOCI	—
Net other comprehensive income (loss)	(424)
Balance at March 31, 2022	$4,965

Balance at December 31, 2022	$3,647
Activity during period:
Other comprehensive loss before reclassifications	(2,186)
Amounts reclassified from AOCI	—
Net other comprehensive income (loss)	(2,186)
Balance at March 31, 2023	$1,461
(1)Defined benefit pension items relate to actuarial changes, the amortization of prior service costs and the unrealized gain (loss) on foreign exchange on pension assets. Reclassifications from AOCI are recognized as expense on our Condensed Consolidated Statements of Operations through “Other income (expense).” See “Note 10— Employee Benefit Plans” for additional information.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 8— Revenue and Customers
Disaggregation of Revenue
The following table provides information about contract drilling revenue by rig types:

	Three Months Ended March 31,
	2023	2022
Floaters	$476,234	$141,213
Jackups	99,056	53,822
Total	$575,290	$195,035
Contract Balances
Accounts receivable are recognized when the right to consideration becomes unconditional based upon contractual billing schedules. Payment terms on invoiced amounts are typically 30 to 60 days. Customer contract assets and liabilities generally consist of deferred revenue and contract costs resulting from past transactions related to the provision of services under contracts with customers. Current contract asset and liability balances are included in “Prepaid expenses and other current assets” and “Other current liabilities,” respectively, and noncurrent contract assets and liabilities are included in “Other assets” and “Other liabilities,” respectively, on our Consolidated Balance Sheets. Off-market customer contract assets and liabilities have been recognized in connection with our emergence from Chapter 11 and the Business Combination with Maersk Drilling and are included in “Intangible assets” and “Noncurrent contract liabilities,” respectively.
The following table provides information about contract assets and contract liabilities from contracts with customers:

	March 31, 2023	December 31, 2022
Current customer contract assets	$12,601	$11,169
Noncurrent customer contract assets	329	368
Total customer contract assets	12,930	11,537

Current deferred revenue	(37,282)	(40,214)
Noncurrent deferred revenue	(17,280)	(19,583)
Total deferred revenue	$(54,562)	$(59,797)

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Significant changes in the remaining performance obligation contract assets and the contract liabilities balances for the three months ended March 31, 2023 and 2022 are as follows:

	Contract Assets	Contract Liabilities
Net balance at December 31, 2021	$5,744	$(27,755)

Amortization of deferred costs	(3,866)	—
Additions to deferred costs	5,052	—
Amortization of deferred revenue	—	8,219
Additions to deferred revenue	—	(19,011)
Total	1,186	(10,792)

Net balance at March 31, 2022	$6,930	$(38,547)

Net balance at December 31, 2022	$11,537	$(59,797)

Amortization of deferred costs	(5,433)	—
Additions to deferred costs	6,826	—
Amortization of deferred revenue	—	19,048
Additions to deferred revenue	—	(13,813)
Total	1,393	5,235

Net balance at March 31, 2023	$12,930	$(54,562)
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
Future Amortization of Deferred Revenue
The following table reflects revenue expected to be recognized in the future related to deferred revenue, by rig type, as of March 31, 2023:

	For the Years Ended December 31,
	2023	2024	2025	2026	2027 and beyond	Total
Floaters	$32,302	$8,284	$6,861	$—	$—	$47,447
Jackups	1,738	2,227	2,205	622	—	6,792
Other	$323	$—	$—	$—	$—	$323
Total	$34,363	$10,511	$9,066	$622	$—	$54,562
The revenue included above substantially consists of expected mobilization, demobilization, and upgrade revenue for unsatisfied performance obligations. The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at March 31, 2023. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have taken the optional exemption, permitted by accounting standards, to exclude disclosure of the estimated transaction price related to the variable portion of unsatisfied performance obligations at the end of the reporting period, as our transaction price is based on a single performance

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
obligation consisting of a series of distinct hourly, or more frequent, periods, the variability of which will be resolved at the time of the future services.
Off-market Customer Contract Assets and Liabilities
Upon emergence from the Chapter 11 Cases and in connection with the Business Combination with Maersk Drilling, the Company recognized fair value adjustments of $113.4 million and $23.0 million, respectively, related to intangible assets for certain favorable customer contracts. These intangible assets will be amortized as a reduction of contract drilling services revenue from February 5, 2021 and the Closing Date, respectively, through the remainder of the contracts.
In connection with the Business Combination with Maersk Drilling, the Company recognized a fair value adjustment of $237.7 million related to certain unfavorable customer contracts acquired. These liabilities will be amortized as an increase to contract drilling services revenue from the Closing Date through the remainder of the contracts.

	Unfavorable contracts	Favorable contracts
Balance at December 31, 2021	$—	$61,849
Additions	—	—
Amortization	—	(14,099)
Balance at March 31, 2022	$—	$47,750

Balance at December 31, 2022	$(181,883)	$34,372
Additions	—	—
Amortization	60,689	(6,961)
Balance at March 31, 2023	$(121,194)	$27,411
Estimated future amortization over the expected remaining contract periods:

	For the Years Ended December 31,
	2023	2024	2025	Total
Unfavorable contracts	$72,547	$40,439	$8,208	$121,194
Favorable contracts	$(16,785)	$(10,626)	$—	$(27,411)
Total	$55,762	$29,813	$8,208	$93,783
Note 9— Income Taxes
At March 31, 2023, the Company had deferred tax assets of $151.3 million net of valuation allowance. Additionally, the Company also had deferred tax liabilities of $9.4 million inclusive of a valuation allowance of $19.2 million.
During the three months ended March 31, 2023, the Company recognized additional deferred tax benefits of $44.0 million and $6.1 million in Guyana and Switzerland, respectively, and recognized a $4.5 million deferred tax expense adjustment in Luxembourg.
In deriving the above net deferred tax benefits, the Company relied on sources of income attributable to the projected taxable income for the period covered by the Company’s relevant existing drilling contracts based on the assumption that the relevant rigs will be owned by the current rig owners during the relevant existing drilling contract periods. Given the mobile nature of the Company’s assets, we are not able to reasonably forecast the jurisdictions in which taxable income from future drilling contracts may arise. We also have limited objective positive evidence in historical periods. Accordingly, in determining the amount of additional deferred tax assets to recognize, we did not consider projected book income beyond the conclusion of existing drilling contracts. As new drilling contracts are executed or as current contracts are extended, we will reassess the amount of deferred tax assets that are realizable. Finally, once we have established sufficient objective positive evidence for historical periods, we may consider reliance on forecasted taxable income from future drilling contracts.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
At March 31, 2023, the reserves for uncertain tax positions totaled $188.6 million (net of related tax benefits of $0.1 million). At December 31, 2022, the reserves for uncertain tax positions totaled $175.9 million (net of related tax benefits of $0.3 million).
During the three months ended March 31, 2023, we booked purchase price adjustments that resulted in a net increase to reserves for uncertain tax positions of $14.2 million.
It is reasonably possible that our existing liabilities related to our reserve for uncertain tax positions may fluctuate in the next 12 months primarily due to the completion of open audits or the expiration of statutes of limitation.
During the current quarter, our tax provision included a Luxembourg valuation allowance increase of $4.5 million, deferred tax expense related to contract fair value amortization of $4.2 million and current and deferred tax expense related to various recurring quarterly accruals of $25.6 million primarily in Guyana, Luxembourg, and Switzerland. Such tax expenses were offset by a deferred tax benefit of $50.1 million related to a release of valuation allowance in Guyana and Switzerland.
During the three months ended March 31, 2022, our tax provision included net tax benefits of $3.8 million related to a release of valuation allowance for Guyana deferred tax benefits, $0.9 million related to an adjustment to Swiss deferred tax benefits, and $1.3 million related primarily to deferred tax adjustments. Such tax benefits were partially offset by tax expenses of $0.8 million related to various recurring items.
Note 10— Employee Benefit Plans
Pension costs (gain) include the following components for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
	Non-US	US	Non-US	US
Interest cost	$549	$2,248	$323	$1,688
Return on plan assets	(468)	(2,394)	(376)	(3,145)
Recognized net actuarial (gain) loss	59	(58)	—	(5)
Net pension benefit cost (gain)	$140	$(204)	$(53)	$(1,462)
During the three months ended March 31, 2023 and 2022, we made no contributions to our pension plans. Effective December 31, 2016, employees and alternate payees accrue no future benefits under the US plans and, as such, Noble recognized no service costs with the plans for three months ended March 31, 2023 and 2022.
Note 11— Fair Value of Financial Instruments
The following tables present the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	March 31, 2023
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Foreign currency forward contracts	$2,163	$—	$2,163	$—
Liabilities -
Foreign currency forward contracts	$966	$—	$966	$—

NOBLE CORPORATION plc AND SUBSIDIARIES
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
Note 12— Derivative Instruments
Although we are a UK company, we define foreign currency as any non-US dollar denominated currency. Our functional currency is the US Dollar. We are exposed to risks on future cash flows to the extent that expenses denominated in a foreign currency are not equal to revenues denominated in the same foreign currency. The Company uses foreign currency forward contracts to manage our net exposure to fluctuations in currency exchange rates. Currencies of the Company’s derivative instruments include DKK, the Australian dollar (“AUD”) and the British pound sterling (“GBP”). Currency derivatives are mainly realized within one year. We did not enter into any derivative contracts during the three months ended March 31, 2022.
We have exposure related to changes in interest rates on borrowings under the Revolving Credit Facility and may be subject to similar exposure on future borrowing arrangements. We were subject to changes in interest rates on borrowings under the DSF Facility and the New DNB Credit Facility prior to repayment of these instruments. The Company may use interest rate swap contracts to manage our exposure to fluctuations in interest rates. The Company did not enter into any interest rate swap contracts during the three months ended March 31, 2023 or 2022.
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
The following table summarizes notional value of currency derivative contracts as of March 31, 2023:

	March 31, 2023
	Foreign Currency	USD Equivalent
DKK to USD	349,235	49,746
AUD to USD	38,450	26,456
GBP to USD	6,311	7,694
The following gains (losses) from derivative instruments were recognized on our Consolidated Statements of Operations:

Derivative Instrument	Description	March 31, 2023
Foreign currency forward contracts	Realized gain (loss)	(117)
Foreign currency forward contracts	Unrealized gain (loss)	13

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 13— Commitments and Contingencies
Tax matters
Audit claims of approximately $641.1 million attributable to income and other business taxes remain outstanding and are under continued objection by Noble. Such audit claims are attributable to Mexico related to tax years 2007 and 2009, Australia related to tax years 2013 to 2016, Guyana related to tax years 2018 to 2020, Saudi Arabia related to tax years 2015 to 2019, Nigeria related to tax years 2010 to 2019, Ghana related to tax years 2011 to 2017 and Egypt related to tax years 2012 to 2016. We intend to vigorously defend our reported positions and currently believe the ultimate resolution of the audit claims will not have a material adverse effect on our condensed consolidated financial statements. This remains under continued monitoring and evaluation on a quarterly basis as facts change and as audits and/or litigation continue to progress.
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
Hurricane Ida Personal Injury Claims
In preparation for Hurricane Ida in the US Gulf of Mexico in August 2021, the Noble Globetrotter II successfully secured the well it was drilling and detached from the blowout preventer without incident. Due to the environmental conditions, a number of crew members were treated for injuries and released from medical care. We have had multiple parties, some of which are subject to a third-party contractual indemnity to our benefit, who have filed answers to the Limitation of Liability Action, seeking damages related to physical and emotional harm allegedly suffered as a result of the Hurricane Ida incident. We are in the discovery phase and we intend to defend ourselves vigorously against these claims, although there is inherent risk in litigation, and we cannot predict or provide assurance as to the ultimate outcome of this lawsuit. As claims progress, the Company’s estimated loss could change from time to time, and any such change individually or in the aggregate could be material. We have insurance for such claims with a deductible of $5.0 million, in addition to contractual indemnity owed to us for a portion of the third-party claims. Timing differences are likely to exist between any losses incurred and the recognition and receipt of insurance proceeds reflected in the Company’s financial statements. Costs, as well as insurance recoveries, are presented in “Hurricane losses and (recoveries), net” on the Condensed Consolidated Statement of Operations.
Letters of credit and surety bonds
As of March 31, 2023, we had $21.1 million of letters of credit issued under the Revolving Credit Facility and an additional $117.2 million in letters of credit and surety bonds issued under bilateral arrangements which guarantee our performance as it relates to our drilling contracts, contract bidding, tax appeals, customs duties, and other obligations in various jurisdictions. We expect to comply with the underlying performance requirements and we expect obligations under these letters of credit and surety bonds will not be called.
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 14— Supplemental Financial Information
Condensed Consolidated Balance Sheets Information
Noble’s restricted cash balance as of March 31, 2023 and December 31, 2022 was $3.2 million and $9.5 million, respectively. All restricted cash is recorded in “Prepaid expenses and other current assets.”
Condensed Consolidated Statements of Cash Flows Information
Operating cash activities
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble
	Three Months Ended March 31,
	2023	2022
Accounts receivable	$(94,253)	$(47,077)
Other current assets	(16,972)	(583)
Other assets	(650)	(3,523)
Accounts payable	(17,317)	4,135
Other current liabilities	(35,575)	(14,350)
Other liabilities	(1,648)	15,662
Total net change in assets and liabilities	$(166,415)	$(45,736)
Non-cash investing and financing activities
Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of March 31, 2023 and December 31, 2022 were $62.2 million and $196.4 million, respectively.

Note 15— Subsequent Events
Issuance of 8.000% Senior Notes due 2030
On April 18, 2023, Noble Finance II, LLC (“Noble Finance II”), a wholly owned subsidiary of Noble, issued $600.0 million in aggregate principal amount of its 8.000% Senior Notes due 2030 (the “2030 Notes”). The 2030 Notes were issued pursuant to an indenture, dated April 18, 2023, among Noble Finance II, the subsidiaries of Noble Finance II party thereto, as guarantors, and U.S. Bank Trust Company, National Association, as trustee.
The indenture governing the 2030 Notes contains a covenant that requires Noble Finance II to furnish to holders of the 2030 Notes certain financial information relating to Noble Finance II and its restricted subsidiaries. The obligation to furnish such information may be satisfied by providing financial information of Noble along with a description of the differences between such information and the financial information of Noble Finance II and its restricted subsidiaries on a standalone basis. As of March 31, 2023, which was prior to the issuance of the 2030 Notes and related contribution transactions, Noble Finance II did not have any operating activities and did not have any restricted subsidiaries.
Redemption of Second Lien Notes
On April 18, 2023, we redeemed the approximately $173.7 million aggregate principal amount of outstanding Second Lien Notes using a portion of the proceeds from the offering of the 2030 Notes.
New DNB Credit Facility Payoff
On April 18, 2023, we repaid the $347.5 million of outstanding borrowings under the New DNB Credit Facility using a portion of the proceeds from the offering of the 2030 Notes.
Amendment and Restatement of Revolving Credit Agreement
On April 18, 2023, subsidiaries of Noble amended and restated the Revolving Credit Agreement by entering into an Amended and Restated Senior Secured Revolving Credit Agreement, dated April 18, 2023 (the “2023 Revolving Credit Agreement”), by and among Noble Finance II, NIFCO and Noble Drilling A/S, as borrowers, the lenders and issuing banks party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and security

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
trustee. The revolving credit facility under the 2023 Revolving Credit Agreement (the “2023 Revolving Credit Facility”) provides for commitments of $550.0 million. The guarantors under the 2023 Revolving Credit Facility are the same subsidiaries of Noble Finance II that are or will be guarantors of the 2030 Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at March 31, 2023, and our results of operations for the three months ended March 31, 2023 and 2022. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q, the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed by Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble”) and our other filings with the US Securities and Exchange Commission (“SEC”).
On September 30, 2022 (the “Merger Effective Date”), pursuant to a Business Combination Agreement, dated November 10, 2021 (as amended, the “Business Combination Agreement”), by and among Noble, Noble Corporation, an exempted company incorporated in the Cayman Islands with limited liability (“Noble Cayman”), Noble Newco Sub Limited, a Cayman Islands exempted company and a direct, wholly owned subsidiary of Noble (“Merger Sub”), and The Drilling Company of 1972 A/S, a Danish public limited liability company (“Maersk Drilling”), Noble Cayman merged with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger as a wholly owned subsidiary of Noble. As a result of the Merger, Noble became the ultimate parent of Noble Cayman and its respective subsidiaries.
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
The Merger was accounted for as a business combination in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations, where Noble is the accounting acquirer. See “Note 4— Acquisitions and Divestitures” in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on the Business Combination.
As a result of the Merger, Noble became the successor issuer to Noble Cayman for purposes of and pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). References in this Quarterly Report on Form 10-Q to “Noble,” the “Company,” “we,” “us,” “our” and words of similar meaning refer collectively to Noble and its consolidated subsidiaries.

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the US Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. All statements other than statements of historical facts included in this report or in the documents incorporated by reference, including those regarding agreements regarding production levels among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil and gas producing nations (together with OPEC, “OPEC+”), and any expectations we may have with respect thereto, and those regarding rig demand, peak oil, the offshore drilling market, oil prices, contract backlog, fleet status, our future financial position, business strategy, impairments, repayment of debt, credit ratings, liquidity, borrowings under any credit facilities or other instruments, sources of funds, cost inflation, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, reactivation, refurbishment, conversion and upgrade of rigs, rig acquisitions and dispositions, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, share repurchases, timing, benefits or results of acquisitions or dispositions (including the Business Combination (as defined herein) and our plans, objectives, expectations and intentions related to the Business Combination), and timing for compliance with any new regulations are forward-looking statements. When used in this report or in the documents incorporated by reference, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “shall,” “will” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors, including but not limited to risks and uncertainties relating to the Business Combination, (including the risk that the Business Combination disrupts Noble’s current plans, potential difficulties in employee retention as a result of the Business Combination, the outcome of any legal proceedings that may be instituted against Noble related to the Business Combination Agreement or the Business Combination, volatility in the price of the securities of Noble due to a variety of factors, including changes in the competitive markets in which Noble plans to operate, variations in performance across competitors, changes in laws and regulations affecting Noble’s business and changes in the combined capital structure, the ability to implement business plans, forecasts, and other expectations (including with respect to synergies and financial and operational metrics, such as EBITDA and free cash flow) in connection with the Business Combination, the ability to identify and realize additional opportunities, the failure to realize anticipated benefits of the Business Combination, the potential impact of the Business Combination on relationships with third parties, and risks associated with assumptions that parties make in connection with the parties’ critical accounting estimates and other judgments), the effects of public health threats, pandemics and epidemics, and the adverse impact thereof on our business, financial condition and results of operations (including but not limited to our growth, operating costs, supply chain, availability of labor, logistical capabilities, customer demand for our services and industry demand generally, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally), the effects of actions by or disputes among OPEC+ members with respect to production levels or other matters related to the price of oil, market conditions, cost inflation, factors affecting the level of activity in the oil and gas industry, the conflict in Ukraine, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, operating hazards and delays, risks associated with operations outside the United States (“US”), actions by regulatory authorities, credit rating agencies, customers, joint venture partners, contractors, lenders and other third parties, legislation and regulations affecting drilling operations, compliance with or changes in environmental, health, safety, tax and other regulations or requirements or initiatives (including those addressing the impact of global climate change or air emissions), violations of anti-corruption laws, shipyard risk and timing, delays in mobilization of rigs, hurricanes and other weather conditions, and the future price of oil and gas, that could cause actual plans or results to differ materially from those included in any forward-looking statements. Actual results could differ materially from those expressed as a result of various factors. These factors include those referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and in our other filings with the SEC. We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.
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

Executive Overview
Noble is a leading offshore drilling contractor for the oil and gas industry. As of the filing date of this Quarterly Report on Form 10-Q, Noble performs, through its subsidiaries, contract drilling services with a fleet of 32 drilling rigs, consisting of 19 floaters and 13 jackups focused largely on ultra-deepwater and high-specification jackup drilling opportunities in both established and emerging regions worldwide. We typically employ each drilling unit under an individual contract, and many contracts are awarded based upon a competitive bidding process.
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
Recent Events
DSF Credit Facility Payoff. On February 23, 2023, we repaid the remaining amount under the DSF Credit Facility in full using cash on hand.
Debt Refinancing. On April 18, 2023, Noble Finance II, LLC (“Noble Finance II”), a wholly owned subsidiary of Noble, issued $600.0 million in aggregate principal amount of its 8.000% Senior Notes due 2030 (“2030 Notes”). The 2030 Notes were issued pursuant to an indenture, dated April 18, 2023, among Noble Finance II, the subsidiaries of Noble Finance II party thereto, as guarantors, and U.S. Bank Trust Company, National Association, as trustee. The net proceeds from the offering of 2030 Notes were primarily used to (i) repay the approximately $347.5 million of outstanding borrowings under the New DNB Credit Facility, (ii) to redeem (the “Redemption”) the approximately $173.7 million aggregate principal amount of outstanding Second Lien Notes, and (iii) to pay any premiums, fees and expenses related to the Redemption and the issuance of the 2030 Notes.
The indenture governing the 2030 Notes contains a covenant that requires Noble Finance II to furnish to holders of the 2030 Notes certain financial information relating to Noble Finance II and its restricted subsidiaries. The obligation to furnish such information may be satisfied by providing financial information of Noble along with a description of the differences between such information and the financial information of Noble Finance II and its restricted subsidiaries on a standalone basis. As of March 31, 2023, which was prior to the issuance of the 2030 Notes and related contribution transactions, Noble Finance II did not have any operating activities and did not have any restricted subsidiaries.
Amendment and Restatement of Revolving Credit Agreement. On April 18, 2023, subsidiaries of Noble amended and restated the Revolving Credit Agreement by entering into an Amended and Restated Senior Secured Revolving Credit Agreement, dated April 18, 2023 (the “2023 Revolving Credit Agreement”), by and among Noble Finance II, NIFCO and Noble Drilling A/S, as borrowers, the lenders and issuing banks party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and security trustee. The revolving credit facility under the 2023 Revolving Credit Agreement (the “2023 Revolving Credit Facility”) provides for commitments of $550.0 million. The guarantors under the 2023 Revolving Credit Facility are the same subsidiaries of Noble Finance II that are or will be guarantors of the 2030 Notes.
Market Outlook
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
The Business Combination with Maersk Drilling created one of the youngest and highest specification fleets of global scale in the industry, with diversification across asset classes, geographic regions and customers. The combined company has a track record of high utilization; coupled with an unwavering commitment to safety and customer satisfaction. We strive to be a leader in industry innovation and sustainability.
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
This rise was the result of the combination of growing confidence in commodity prices remaining at or above current levels, heightened focus on energy security, recent multi-year underinvestment in the development and exploration of hydrocarbons, and relative attractiveness of offshore plays with respect to both cost and carbon emissions resulted in an overall increase in global rig demand in 2022. This increase had a positive impact on both utilization and day rates for certain of our rig classes.
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
As of the date of this report, the majority of our jack-up fleet is positioned in the North Sea. While we are starting to see some increased tender activity in the UK North Sea, overall activity levels remain subdued compared to historical levels. The Norway ultra-harsh environment jackup market is similar, where current activity also remains below historical levels, despite the market being attractive to operators given it is characterized by low-cost and low-emission barrels.
The energy transition from hydrocarbons to renewables poses a challenge to the oil and gas sector and our market. Energy rebalancing trends have accelerated in recent years as evidenced by promulgated or proposed government policies and commitments by many of our customers to further invest in sustainable energy sources. Our industry could be further challenged as our customers rebalance their capital investments more towards alternative energy sources. However, at the same time, there continues to be a global dependence on the combustion of hydrocarbons to provide reliable and affordable energy. Low-cost and low-emission barrels are still necessary to meet energy needs, both current and future. Global energy demand is predicted to increase over the coming decades, and we expect that offshore oil and gas will continue to play an important and lasting role in meeting this demand.
We expect inflationary pressures and supply chain disruptions to persist, and potentially accelerate, which has led or may lead to increased costs of services.
Contract Drilling Services Backlog
We maintain a backlog of commitments for contract drilling services. Our contract drilling services backlog reflects estimated future revenues attributable to signed drilling contracts. While backlog did not include any letters of intent as of March 31, 2023, in the past we have included in backlog certain letters of intent that we expect to result in binding drilling contracts. As of March 31, 2023, contract drilling services backlog totaled approximately $3.7 billion, which includes a commitment of approximately 58 percent of available days for the remainder of 2023.

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
The table below presents the amount of our contract drilling services backlog as of March 31, 2023, and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2023 (1)	2024	2025	2026	2027
	(In thousands)
Contract Drilling Services Backlog
Floaters (2)(3)	$2,626,385	$1,189,250	$928,046	$509,089	$—	$—
Jackups	1,109,699	220,414	273,579	235,148	205,598	174,960
Total	$3,736,084	$1,409,664	$1,201,625	$744,237	$205,598	$174,960
Percent of Available Days Committed (4)
Floaters (3)		63%	36%	19%	—%	—%
Jackups		52%	34%	24%	18%	14%
Total		58%	35%	21%	7%	6%
(1)Represents a nine-month period beginning April 1, 2023.
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
(3)Noble entered into a multi-year Commercial Enabling Agreement (the “CEA”) with ExxonMobil in February 2020. Under the CEA, dayrates earned by each rig will be updated twice per year to the projected market rate at the time the new rate goes into effect, subject to a scale-based discount and a performance bonus that appropriately aligns the interests of Noble and ExxonMobil. Under the CEA, the table above includes awarded and remaining term of two years and 7 months related to each of the four following rigs: the Noble Tom Madden, Noble Bob Douglas, Noble Don Taylor and Noble Sam Croft. Under the CEA, ExxonMobil may reassign terms among rigs.
(4)Percent of available days committed is calculated by dividing the total number of days our rigs are operating under contract for such period by the product of the number of our rigs, including cold-stacked rigs, and the number of calendar days in such period.
The amount of actual revenues earned and the actual periods during which revenues are earned may be materially different than the backlog amounts and backlog periods presented in the table above due to various factors, including, but not limited to, shipyard and maintenance projects, unplanned downtime, the operation of market benchmarks for dayrate resets, achievement of bonuses, weather conditions, reduced standby or mobilization rates and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the periods for which the backlog is calculated. See Part I, Item 1A, “Risk Factors – Risks Related to Our Business and Operations – Our current backlog of contract drilling revenue may not be ultimately realized” in our Annual Report on Form 10-K for the year ended December 31, 2022.

As of March 31, 2023, ExxonMobil and Aker BP represented approximately 39.5 percent and 22.0 percent of our backlog, respectively.
Strategy
Our business strategy is centered around efficient, reliable and safe offshore drilling to provide the best services for our customers. The Business Combination with Maersk Drilling created one of the youngest and highest specification fleets of global scale in the industry, with diversification across asset classes, geographic regions and customers. The combined company has a track record of high utilization; coupled with an unwavering commitment to safety and customer satisfaction. We strive to be a leader in industry innovation and sustainability.
Our fleet consists predominately of technologically advanced units, equipped with sophisticated systems and components prepared to execute our customers’ increasingly complicated offshore drilling programs safely and with greater efficiency, including with respect to our carbon footprint. We are primarily focused on the ultra-deepwater market and the harsh, and ultra-harsh environment jackup markets, which typically present more technically challenging conditions in which to operate.
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
Results of Operations
Results for the Three Months Ended March 31, 2023 and 2022
Net income for the three months ended March 31, 2023, (the “current quarter”), was $108.1 million, or $0.74 per diluted share, on operating revenues of $610.1 million compared to net loss for the three months ended March 31, 2022, (the “prior quarter”), of $36.7 million, or $0.54 per diluted share, on operating revenues of $210.2 million.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “Contract Drilling Services” below.

The following table presents the average rig utilization, operating days and average dayrates for our rig fleet for the periods indicated:

	Average Rig Utilization (1)		Operating Days (2)		Average Dayrates (2)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022	2023	2022
Floaters	77%	71%	1,314	729	331,705	213,194
Jackups	70%	63%	877	450	97,940	119,606
Total	74%	68%	2,191	1,179	$238,130	$177,458
(1)We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet, excluding newbuild rigs under construction.
(2)An operating day is defined as a calendar day during which a rig operated under a drilling contract. We define average dayrates as revenue from contract drilling services earned per operating day. Average dayrates exclude the effect of non-cash amortization related to favorable and unfavorable off-market customer contract assets and liabilities.
Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
Operating revenues:	2023	2022	$	%
Contract drilling services	$575,290	$195,035	$380,255	195%
Reimbursables and other (1)	34,764	15,195	19,569	129%
	610,054	210,230	399,824	190%
Operating costs and expenses:
Contract drilling services	$361,789	$166,083	$195,706	118%
Reimbursables (1)	26,006	13,478	12,528	93%
Depreciation and amortization	69,942	25,605	44,337	173%
General and administrative	30,037	17,524	12,513	71%
Merger and integration costs	11,631	9,521	2,110	22%
(Gain) loss on sale of operating assets, net	—	(4,562)	4,562	(100)%
Hurricane losses and (recoveries), net	3,544	17,212	(13,668)	(79)%
	502,949	244,861	258,088	105%
Operating income (loss)	$107,105	$(34,631)	$141,736	(409)%
(1)We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

The following table provides information about contract drilling revenue and costs by rig types (dollars in millions except average dayrates):

		Three Months Ended March 31,
		2023		2022
		Floaters	Jackups	Floaters	Jackups
Contract drilling services revenues		$476.2	$99.1	$141.2	$53.8
Contract drilling services costs		$270.9	$90.9	$103.8	$62.3
Average Rig Utilization		77%	70%	71%	63%
Operating Days		1,314	877	729	450
Average Dayrates		$331,705	$97,940	$213,194	$119,606
Total rigs	— Beginning	19	13	12	8
	— Acquired	—	—	—	—
	— Disposed	—	—	1	—
	— Ending	19	13	11	8
Contract Drilling Services Revenues
Floaters. During the first quarter of 2023, floaters generated revenue of $476.2 million, as compared to $141.2 million in the first quarter of 2022. The increase in revenue is mainly attributable to (i) $187.3 million provided by the eight additional floaters acquired in the Business Combination with Maersk Drilling in October 2022; (ii) $90.4 million due to an increase in average day rates in the current period; and (iii) $9.9 million due to a net increase in operating days in the current period. Additionally, floater revenue for the current period increased $47.3 million due to additional net non-cash amortization related to off-market customer contract assets and liabilities.
Jackups. During the first quarter of 2023, jackups generated revenue of $99.1 million, as compared to $53.8 million in the first quarter of 2022. The increase in revenue is mainly attributable to $60.6 million provided by the 10 additional jackups acquired in the Business Combination with Maersk Drilling in October 2022. This increase was offset by (i) $22.8 million for the divestiture of jackup rigs (the “Remedy Rigs”) in October 2022 in connection with the Business Combination with Maersk Drilling; and (ii) $7.4 million from rigs with less operating days in the current period. Additionally, contract drilling revenue for the current period increased $13.2 million due to additional net non-cash amortization related to off-market customer contract assets and liabilities.
Operating Costs and Expenses
Floaters. During the first quarter of 2023, total contract drilling services costs related to floaters was $270.9 million, as compared to $103.8 million in the first quarter 2022. The primary drivers of the increase are: (i) $123.2 million related to the eight additional floaters acquired in the Business Combination with Maersk Drilling in October 2022; and (ii) $47.4 million in increased crew, repairs and maintenance and material costs across the remainder of the fleet, some of which was driven by inflation. These increases were offset by $3.5 million due to the divestiture of a semi-submersible unit late in the first quarter of 2022.
Jackups. During the first quarter of 2023, total contract drilling services cost related to jackups was $90.9 million, as compared to $62.3 million in the first quarter 2022. During the current quarter, cost increases are primarily related to $59.4 million related to the 10 additional jackups acquired in conjunction with the Business Combination with Maersk Drilling in October 2022. These increases were partly offset by the reduction of $28.9 million in expenses after the sale of the Remedy Rigs in October 2022.
Depreciation and Amortization. Depreciation and amortization totaled $69.9 million and $25.6 million during the first quarter of 2023 and 2022, respectively. Depreciation and amortization increased by $44.3 million in the current quarter primarily due to $47.2 million related to 18 rigs and related equipment acquired in the Business Combination. This increase was partially offset by the sale of the five Remedy Rigs in October 2022 and the divestiture of a semi-submersible unit in the first quarter of 2022.

General and Administrative Expenses. General and administrative expenses totaled $30.0 million and $17.5 million during the first quarter of 2023 and 2022, respectively. The increase is primarily related to the Business Combination with Maersk Drilling, with increases across several categories such as personnel and innovation costs.
Merger and Integration Costs. Noble incurred $11.6 million and $9.5 million of merger and integration costs during the first quarter of 2023 and 2022, respectively, primarily as a result of the Business Combination with Maersk Drilling. For additional information, see “Note 2— Acquisitions and Divestitures” to our condensed consolidated financial statements.
(Gain) Loss on Sale of Operating Assets. During the first quarter of 2022, Noble recognized a gain of $6.8 million in connection with the sale of the Noble Clyde Boudreaux, which was offset by additional costs recognized of $2.2 million related to the sale of rigs in Saudi Arabia in 2021.
Hurricane losses and (recoveries), net. Noble incurred $3.5 million and $17.2 million of costs during the first quarter of 2023 and 2022, respectively, in connection with the Hurricane Ida incident. For additional information about the Hurricane Ida incident, see “Note 13— Commitments and Contingencies” to our condensed consolidated financial statements.
Other Income and Expenses
Interest Expense. Interest expense totaled $16.9 million and $7.7 million during the first quarter of 2023 and 2022 respectively. The increase was mainly due to the additional debt assumed in the Business Combination with Maersk Drilling.
Income Tax (Provision) Benefit. We recorded an income tax benefit of $15.8 million and $5.2 million during the first quarter of 2023 and 2022, respectively.
During the current quarter, our tax provision included a Luxembourg valuation allowance increase of $4.5 million, deferred tax expense related to contract fair value amortization of $4.2 million and current and deferred tax expense related to various recurring quarterly accruals of $25.6 million primarily in Guyana, Luxembourg, and Switzerland. Such tax expenses were offset by a deferred tax benefit of $50.1 million related to a release of valuation allowance in Guyana and Switzerland.
During the prior quarter, our tax provision included net tax benefits of $3.8 million related to a release of valuation allowance for Guyana deferred tax benefits, $0.9 million related to an adjustment to Swiss deferred tax benefits and $1.3 million related primarily to deferred tax adjustments. Such tax benefits were partially offset by tax expenses of $0.8 million related to various recurring items.
Liquidity and Capital Resources
Debt Refinancing
As of March 31, 2023, we had outstanding $173.7 million aggregate principal amount of our Second Lien Notes and $347.0 million aggregate principal amount outstanding under our New DNB Credit Facility. On April 18, 2023, Noble Finance II, LLC (“Noble Finance II”), a wholly owned subsidiary of Noble, issued $600.0 million in aggregate principal amount of its 8.000% Senior Notes due 2030 (“2030 Notes”). The 2030 Notes were issued pursuant to an indenture, dated April 18, 2023, among Noble Finance II, the subsidiaries of Noble Finance II party thereto, as guarantors, and U.S. Bank Trust Company, National Association, as trustee. The net proceeds from the offering of 2030 Notes were primarily used to (i) repay the approximately $347.5 million of outstanding borrowings under the New DNB Credit Facility, (ii) to redeem (the “Redemption”) the approximately $173.7 million aggregate principal amount of outstanding Second Lien Notes, and (iii) to pay any premiums, fees and expenses related to the Redemption and the issuance of the 2030 Notes.
Other Debt Repayments
On February 23, 2023, we also repaid the remaining amount under the DSF Credit Facility in full using cash on hand.
Senior Secured Revolving Credit Facility
As of March 31, 2023, we had no loans outstanding and $21.1 million of letters of credit issued under the Revolving Credit Facility. For additional information about our Revolving Credit Facility as of March 31, 2023, see “Note 6— Debt” to our condensed consolidated financial statements.
On April 18, 2023, subsidiaries of Noble amended and restated the Revolving Credit Agreement by entering into an Amended and Restated Senior Secured Revolving Credit Agreement, dated April 18, 2023 (the “2023 Revolving Credit Agreement”), by and among Noble Finance II, NIFCO and Noble Drilling A/S, as borrowers, the lenders and issuing banks party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and security trustee. The revolving credit facility under the 2023 Revolving Credit Agreement (the “2023 Revolving Credit Facility”)

provides for commitments of $550.0 million. The guarantors under the 2023 Revolving Credit Facility are the same subsidiaries of Noble Finance II that are or will be guarantors of the 2030 Notes.
Letters of credit and surety bonds
As of March 31, 2023, we had $21.1 million of letters of credit issued under the Revolving Credit Facility and an additional $117.2 million in letters of credit and surety bonds issued under bilateral arrangements which guarantee our performance as it relates to our drilling contracts, contract bidding, tax appeals, customs duties, and other obligations in various jurisdictions. We expect to comply with the underlying performance requirements and we expect obligations under these letters of credit and surety bonds will not be called.
Sources and Uses of Cash
Our principal sources of capital in the current period were cash generated from operating activities. Cash on hand during the current period was primarily used for the following:
•normal recurring operating expenses;
•repurchase, redemptions or repayments of debt and interest,
•fees and expenses related to merger and integration costs;
•share repurchases; and
•capital expenditures.
Currently, our anticipated cash flow needs, both in the short-term and long-term, may include the following:
•normal recurring operating expenses;
•planned and discretionary capital expenditures;
•repurchase, redemptions or repayments of debt and interest, including related fees;
•fees and expenses related to merger and integration costs;
•share repurchases and dividends; and
•certain contractual cash obligations and commitments.
We currently expect to fund our cash flow needs with cash generated by our operations, cash on hand, proceeds from sales of assets, net proceeds from issuance of the 2030 Notes, or borrowings under our 2023 Revolving Credit Facility and we believe this will provide us with sufficient liquidity to fund our cash flow needs over the next 12 months. Subject to market conditions and other factors, we may also issue equity or long-term debt securities to fund our cash flow needs and for other purposes.
Net cash used in operating activities was $63.1 million and $51.8 million for the three months ended March 31, 2023 and 2022, respectively. The three months ended March 31, 2023 and 2022 had cash outflows from operating assets and liabilities. We had working capital of $409.2 million at March 31, 2023 and $384.7 million at December 31, 2022. Cash flow was adversely impacted by a significant expansion of working capital in the first quarter of 2023, which we expect to be largely reversed in the second quarter.
Net cash used in investing activities was $62.7 million and $32.8 million for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, our capital expenditures consisted primarily of routine projects associated with overhauls and upgrades on various rigs in the newly combined fleet. During the three months ended March 31, 2022, our capital expenditures includes the managed pressure upgrade on the Noble Gerry de Souza, and was offset against proceeds from the sale of the Noble Clyde Boudreaux.
Net cash used in financing activities was $170.5 million and $4.8 million for the three months ended March 31, 2023 and 2022, respectively. The current period includes the repayment of the DSF Credit Facility in full, using cash on hand.
At March 31, 2023, we had a total contract drilling services backlog of approximately $3.7 billion, which includes a commitment of approximately 58 percent of available days for our Noble rigs for the remainder of 2023. For additional information regarding our backlog, see “—Contract Drilling Services Backlog.”
Capital Expenditures
Capital expenditures totaled $54.9 million for the three months ended March 31, 2023 and consisted of the following:
•$29.8 million for sustaining capital;

•$20.3 million in major projects, including subsea and other related projects; and
•$4.8 million for rebillable capital and contract modifications.
Our total capital expenditure estimate for the year ending December 31, 2023, net of client reimbursables, is expected to range between $325 million and $365 million, of which approximately $210 to $230 million is currently anticipated to be spent for sustaining capital. We anticipate additional capital costs to repair the Noble Regina Allen, however, we are in the process of completing an insurance claim for reimbursement.
From time to time we consider possible projects that would require expenditures that are not included in our capital budget, and such unbudgeted expenditures could be significant. In addition, while liquidity and preservation of capital remains our top priority, we will continue to evaluate acquisitions of drilling units from time to time.
Environmental Matters
We are subject to numerous international, federal, state and local laws and regulations relating to the protection of the environment and of human health and safety. For a discussion of the most significant of these laws and regulations, see Part I, Item 1, “Business—Governmental Regulations and Environmental Matters” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Continuing political and social attention to the issue of global climate change has resulted in a broad range of proposed or promulgated laws focusing on greenhouse gas reduction and related public disclosures. The costs of implementing these rules and continuing compliance and disclosure could be substantial. These proposed or promulgated laws apply or could apply in countries where we have interests or may have interests in the future. Laws in this field continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance or reporting costs relating to implementation, such laws, if enacted, could have a material impact on our results of operations and financial condition. Climate change could also increase the frequency and severity of adverse weather conditions, including hurricanes, typhoons, cyclones, winter storms and rough seas. If such effects were to occur, they could have an adverse impact on our operations. For a discussion of climate change, see Part I, Item 1, “Business—Governmental Regulations and Environmental Matters—Climate Change” in our Annual Report on Form 10-K for the year ended December 31, 2022.
In addition, increasing social attention to ESG matters and climate change has resulted in demands for action related to climate change and energy rebalancing matters, such as promoting the use of substitutes to fossil fuel products, encouraging the divestment of fossil fuel equities, and pressuring lenders and other financial services companies to limit or curtail activities with fossil fuel companies. Initiatives to incentivize a shift away from fossil fuels could reduce demand for hydrocarbons, thereby reducing demand for our services and causing a material adverse effect on our earnings, cash flows and financial condition. For further discussion of these risks, see Part I, Item 1A, “Risk Factors—Regulatory and Legal Risks—Increasing attention to environmental, social and governance matters and climate change may impact our business and financial results” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Critical Accounting Estimates
We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We disclose our significant accounting policies in “Note 1— Organization and Significant Accounting Policies” to our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.
For information about our critical accounting policies and estimates, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022. As of March 31, 2023, there have been no material changes to the judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.
New Accounting Pronouncements
See Part I, Item 1, Financial Statements, “Note 3— Accounting Pronouncements,” to the condensed consolidated financial statements for a description of the recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no significant change in our exposure to market risk when compared to those disclosed in Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 4. Controls and Procedures
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Noble, and Richard B. Barker, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of Noble, have evaluated the disclosure controls and procedures of Noble as of the end of the period covered by this report. On the basis of this evaluation, Mr. Eifler and Mr. Barker have concluded that Noble’s disclosure controls and procedures were effective as of March 31, 2023. Noble’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In accordance with interpretive guidance issued by SEC staff, companies are allowed to exclude an acquired business from the assessment of internal control over financial reporting during the first year following the date on which the acquisition is completed and from the assessment of disclosure controls and procedures to the extent subsumed in such internal control over financial reporting. In accordance with this guidance, as the Company acquired Maersk Drilling on October 3, 2022, management’s evaluation and conclusion as to the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022 excluded the portion of disclosure controls and procedures that are subsumed by internal control over financial reporting of Maersk Drilling as of March 31, 2023.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is presented in “Note 13— Commitments and Contingencies,” to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 1A. Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. You should carefully read and consider “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2022, which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exercises of Warrants
During the three months ended March 31, 2023:
•2,251,026 Ordinary Shares were issued to holders of our Tranche 1 Warrants pursuant to exercises of 2,631,216 Tranche 1 Warrants; and
•1,521,260 Ordinary Shares were issued to holders of our Tranche 2 Warrants pursuant to exercises of 1,908,948 Tranche 2 Warrants.

Such Ordinary Shares were issued pursuant to the exemptions from the registration requirements of the Securities Act under Section 4(a)(2) under the Securities Act or Section 1145 of the Bankruptcy Code. For more information on the terms of exercise and other features of the warrants, see our Annual Report on Form 10-K for the year ended December 31, 2022.
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

4.1
Indenture, dated as of April 18, 2023, by and among Noble Finance II LLC, the subsidiaries of Noble Finance II LLC named therein, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (including the form of 8.000% Senior Note due 2030 included therein) (filed as Exhibit 4.1 to Noble’s Current Report on Form 8-K filed on April 18, 2023 and incorporated herein by reference).

10.1*
Transition and Retirement Agreement dated as of February 3, 2023, by and among Noble Services Company LLC, Noble Corporation plc and William E. Turcotte (filed as Exhibit 10.1 to Noble’s Current Report on Form 8-K filed on February 3, 2023 and incorporated herein by reference).

Exhibit Number	Exhibit

10.2*
Form of Director Restricted Stock Unit Award, effective as of February 3, 2023, under the Noble Corporation plc 2022 Long-Term Incentive Plan (filed as Exhibit 10.13 to Noble’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated herein by reference).

10.3*‡	Noble Corporation plc 2023 Short-Term Incentive Plan (filed as Exhibit 10.32 to Noble’s Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated herein by reference).

10.4†
Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 18, 2023, by and among Noble Finance II LLC, Noble International Finance Company and Noble Drilling A/S, as borrowers, the lenders and issuing banks party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and security trustee (filed as Exhibit 10.1 to Noble’s Current Report on Form 8-K filed on April 18, 2023 and incorporated herein by reference).

31.1	Certification of Robert W. Eifler, Noble, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Richard B. Barker, Noble, pursuant to the US Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of Robert W. Eifler, Noble, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Richard B. Barker, Noble, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________________________________________
*    Management contract or compensatory plan or arrangement.
†    Certain portions of the exhibit have been omitted. The Company agrees to furnish a supplemental copy with any omitted information to the SEC upon request.
‡    Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of this exhibit to the SEC upon request.
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
Noble Corporation plc, a public limited company formed under the laws of England and Wales

/s/ Richard B. Barker	May 4, 2023
Richard B. Barker Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	May 4, 2023
Laura D. Campbell Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	Date