Form 10-Q
period 2023-06-30
Noble Corp plc
filed 2023-08-03
CIK 1895262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2023
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
_____________________________________________________________________________________________________
_______________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
A Ordinary Shares, par value $0.00001 per share	NE	New York Stock Exchange
Tranche 1 Warrants of Noble Corporation plc	NE WS	New York Stock Exchange
Tranche 2 Warrants of Noble Corporation plc	NE WSA	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑    No ☐

Number of shares outstanding at July 31, 2023: Noble Corporation plc - 137,083,812

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$255,356	$476,206
Accounts receivable, net	516,800	468,802
Taxes receivable	54,371	34,087
Prepaid expenses and other current assets	106,091	72,695
Total current assets	932,618	1,051,790
Intangible assets	17,018	34,372
Property and equipment, at cost	4,329,002	4,163,205
Accumulated depreciation	(322,444)	(181,904)
Property and equipment, net	4,006,558	3,981,301
Goodwill	14,626	26,016
Other assets	226,582	141,385
Total assets	$5,197,402	$5,234,864
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$159,715
Accounts payable	310,723	290,690
Accrued payroll and related costs	77,049	76,185
Taxes payable	57,337	56,986
Interest payable	10,267	9,509
Other current liabilities	58,775	74,013
Total current liabilities	514,151	667,098
Long-term debt	585,389	513,055
Deferred income taxes	9,807	9,335
Noncurrent contract liabilities	79,792	181,883
Other liabilities	288,843	256,408
Total liabilities	1,477,982	1,627,779
Commitments and contingencies (Note 13)
Shareholders’ equity
Common stock, $0.00001 par value; 137,084 ordinary shares outstanding as of June 30, 2023; 134,681 ordinary shares outstanding as of December 31, 2022	1	1
Additional paid-in capital	3,358,108	3,347,507
Retained earnings	359,809	255,930
Accumulated other comprehensive income (loss)	1,502	3,647
Total shareholders’ equity	3,719,420	3,607,085
Total liabilities and equity	$5,197,402	$5,234,864
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating revenues
Contract drilling services	$606,180	$262,463	$1,181,470	$457,498
Reimbursables and other	32,355	12,690	67,119	27,885
	638,535	275,153	1,248,589	485,383
Operating costs and expenses
Contract drilling services	362,533	178,145	724,322	344,228
Reimbursables	24,796	10,333	50,802	23,811
Depreciation and amortization	71,324	26,636	141,266	52,241
General and administrative	32,352	16,687	62,389	34,211
Merger and integration costs	22,452	9,057	34,083	18,578
(Gain) loss on sale of operating assets, net	—	1,103	—	(3,459)
Hurricane losses and (recoveries), net	15,934	(14,407)	19,478	2,805
	529,391	227,554	1,032,340	472,415
Operating income (loss)	109,144	47,599	216,249	12,968
Other income (expense)
Interest expense, net of amounts capitalized	(14,662)	(7,715)	(31,534)	(15,395)
Gain (loss) on extinguishment of debt, net	(26,397)	—	(26,397)	—
Interest income and other, net	(2,940)	1,081	(914)	1,531
Income (loss) before income taxes	65,145	40,965	157,404	(896)
Income tax benefit (provision)	671	(3,908)	16,475	1,297
Net income (loss)	$65,816	$37,057	$173,879	$401

Per share data
Basic:
Net income (loss)	$0.48	$0.53	$1.27	$0.01
Diluted:
Net income (loss)	$0.45	$0.45	$1.19	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	65,816	37,057	173,879	401
Other comprehensive income (loss)
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive income (loss), net of tax provision (benefit) of zero and $2 for the three months ended June 30, 2023 and 2022, respectively, and $2,436 and $2 for the six months ended June 30, 2023 and 2022, respectively.	41	(1,163)	(2,145)	(1,587)
Other comprehensive income (loss), net	41	(1,163)	(2,145)	(1,587)
Comprehensive income (loss)	$65,857	$35,894	$171,734	$(1,186)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$173,879	$401
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	141,266	52,241
Amortization of intangible assets and contract liabilities, net	(84,737)	28,354
(Gain) loss on extinguishment of debt, net	26,397	—
(Gain) loss on sale of operating assets, net	—	(6,767)
Deferred income taxes	(57,179)	(15,730)
Amortization of share-based compensation	18,854	13,839
Other costs, net	5,404	(3,364)
Changes in components of working capital
Change in taxes receivable	(20,284)	(345)
Net changes in other operating assets and liabilities	(55,520)	(32,330)
Net cash provided by (used in) operating activities	148,080	36,299
Cash flows from investing activities
Capital expenditures	(169,530)	(79,525)
Proceeds from disposal of assets, net	—	15,756
Net cash provided by (used in) investing activities	(169,530)	(63,769)
Cash flows from financing activities
Issuance of debt	600,000	—
Repayments of debt	(673,411)	—
Debt extinguishment costs	(25,697)	—
Debt issuance costs	(24,914)	—
Warrants exercised	102	440
Share repurchases	(70,000)	—
Taxes withheld on employee stock transactions	(8,355)	(4,926)
Net cash provided by (used in) financing activities	(202,275)	(4,486)
Net increase (decrease) in cash, cash equivalents and restricted cash	(223,725)	(31,956)
Cash, cash equivalents and restricted cash, beginning of period	485,707	196,722
Cash, cash equivalents and restricted cash, end of period	$261,982	$164,766
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at December 31, 2022	134,681	$1	$3,347,507	$255,930	$3,647	$3,607,085
Employee related equity activity
Amortization of share-based compensation	—	—	9,651	—	—	9,651
Issuance of share-based compensation shares	440	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(8,327)	—	—	(8,327)
Warrant exercises	3,772	—	21	—	—	21
Share repurchases	(270)	—	—	(10,000)	—	(10,000)
Net income (loss)	—	—	—	108,063	—	108,063
Other comprehensive income (loss), net	—	—	—	—	(2,186)	(2,186)
Balance at March 31, 2023	138,623	1	3,348,852	353,993	1,461	3,704,307
Employee related equity activity
Amortization of share-based compensation	—	—	9,203	—	—	9,203
Issuance of share-based compensation shares	7	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(28)	—	—	(28)
Warrant exercises	4	—	81	—	—	81
Share repurchases	(1,550)	—	—	(60,000)	—	(60,000)
Net income (loss)	—	—	—	65,816	—	65,816
Other comprehensive income (loss), net	—	—	—	—	41	41
Balance at June 30, 2023	137,084	$1	$3,358,108	$359,809	$1,502	$3,719,420
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - CONTINUED
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at December 31, 2021	60,172	$1	$1,393,255	$101,982	$5,389	$1,500,627
Employee related equity activity
Amortization of share-based compensation	—	—	6,795	—	—	6,795
Issuance of share-based compensation shares	365	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(4,926)	—	—	(4,926)
Warrant exercises	2,535	—	118	—	—	118
Net income (loss)	—	—	—	(36,656)	—	(36,656)
Other comprehensive income (loss), net	—	—	—	—	(424)	(424)
Balance at March 31, 2022	63,072	1	1,395,242	65,326	4,965	1,465,534
Employee related equity activity
Amortization of share-based compensation	—	—	7,044	—	—	7,044
Issuance of share-based compensation shares	3,978	—	322	—	—	322
Shares withheld for taxes on equity transactions	—	—	—	—	—	—
Warrant exercises	—	—	—	—	—	—
Net income (loss)	—	—	—	37,057	—	37,057
Other comprehensive income (loss), net	—	—	—	—	(1,163)	(1,163)
Balance at June 30, 2022	67,050	$1	$1,402,608	$102,383	$3,802	$1,508,794
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)

Note 1— Organization and Basis of Presentation
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921. As of June 30, 2023, our fleet of 32 drilling rigs consisted of 19 floaters and 13 jackups.
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
The accompanying unaudited condensed consolidated financial statements of Noble have been prepared pursuant to the rules and regulations of the US Securities and Exchange Commission (“SEC”) as they pertain to Quarterly Reports on Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements are prepared on a going concern basis and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a recurring nature. The December 31, 2022 Condensed Consolidated Balance Sheet presented herein is derived from the December 31, 2022 audited consolidated financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed by Noble. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
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

Purchase price consideration:
Fair value of Noble shares transferred to legacy Maersk Drilling shareholders	$1,793,351
Cash paid to legacy Maersk Drilling shareholders	887
Fair value of replacement Maersk Drilling RSU Awards attributable to the purchase price	6,780
Deal Completion Bonus	6,177
Fair Value of Compulsory Purchase	193,678
Total purchase price consideration	$2,000,873

Assets acquired:
Cash and cash equivalents	$172,205
Accounts receivable, net	250,251
Taxes receivable	20,603
Prepaid expenses and other current assets (1)	43,168
Total current assets	486,227
Intangible assets	22,991
Property, plant and equipment, net	2,756,096
Other assets (1)	94,882
Total assets acquired	3,360,196
Liabilities assumed:
Current maturities of long-term debt	129,130
Accounts payable	130,273
Accrued payroll and related costs (1)	23,884
Taxes payable	38,218
Interest payable	800
Other current liabilities	41,253
Total current liabilities	363,558
Long-term debt	596,692
Deferred income taxes	4,071
Noncurrent contract liabilities	237,703
Other liabilities (1)	171,925
Total liabilities assumed	1,373,949
Net assets acquired	1,986,247
Goodwill acquired (1)	14,626
Purchase price consideration	$2,000,873
(1)During the six months ended June 30, 2023, the Company recorded tax adjustments, which resulted in a net increase to deferred tax assets of $25.2 million, a net increase to reserves for uncertain tax positions of $13.8 million, and a decrease of goodwill of $11.4 million. Other adjustments were made to remeasure certain payroll tax related balances. The effect of the changes to the provisional amounts on the current period statement of operations that would have been recognized in previous periods if the adjustment to provisional amounts had been recognized as of the Closing Date was immaterial.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)

The goodwill recognized in the Merger represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill recognized is attributable to anticipated synergies expected to arise in connection with the acquisition. All of the goodwill was assigned to our single reporting unit, Contract Drilling Services. The goodwill is not deductible for tax purposes. The Company did not recognize any goodwill impairment during the three and six months ended June 30, 2023. See “Note 4— Acquisitions and Divestitures” in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on the Business Combination.
Note 3— Accounting Pronouncements
Accounting Standards Adopted
We do not believe that any recently issued accounting standards would have a material effect on the accompanying unaudited condensed consolidated financial statements.
Recently Issued Accounting Standards
There have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our unaudited condensed consolidated financial statements.
Note 4— Income (Loss) Per Share
The following table presents the computation of basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$65,816	$37,057	$173,879	$401
Denominator:
Weighted average shares outstanding – basic	138,058	69,789	136,502	68,722
Dilutive effect of share-based awards	3,242	3,378	3,242	3,378
Dilutive effect of warrants	5,692	9,535	6,810	9,185
Weighted average shares outstanding – diluted	146,992	82,702	146,554	81,285
Per share data
Basic
Net income (loss)	$0.48	$0.53	$1.27	$0.01
Diluted
Net income (loss)	$0.45	$0.45	$1.19	$—
Only those items having a dilutive impact on our basic income (loss) per share are included in diluted income (loss) per share. The following table displays the share-based instruments that have been excluded from diluted income (loss) per share since the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Share-based awards	—	—	—	—
Warrants (1)	2,774	2,778	2,774	2,778
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Share Capital
As of June 30, 2023, Noble had approximately 137.1 million Ordinary Shares outstanding as compared to approximately 134.7 million Ordinary Shares outstanding at December 31, 2022. In addition, as of June 30, 2023, 3.6 million Tranche 1 Warrants, 3.6 million Tranche 2 Warrants and 2.8 million Tranche 3 Warrants (each as defined herein) were outstanding and exercisable. We also have 1.3 million Ordinary Shares authorized and reserved for issuance pursuant to equity awards under the Noble Corporation plc 2022 Long-Term Incentive Plan.
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
Share Repurchases
Under applicable law, the Company is only permitted to purchase its own Ordinary Shares by way of an “off-market purchase” in a plan approved by shareholders. Such may be made only out of Noble’s “distributable reserves” on its statutory balance sheet in accordance with applicable law. As of the date of this report, we have shareholder authority to repurchase up to 15% per annum of the issued share capital of the Company as of the beginning of each fiscal year for a five-year period (subject to an overall aggregate maximum of 20.6 million Ordinary Shares). During the three and six months ended June 30, 2023, respectively, we repurchased 1.6 million and 1.8 million of our Ordinary Shares, which were subsequently cancelled. The Inflation Reduction Act of 2022 imposes a 1% excise tax on stock repurchases by publicly traded U.S. corporations that occur after December 31, 2022. Such tax may also apply if a domestic affiliate of a publicly traded foreign corporation purchases, or is deemed to fund the purchase of, the shares of the publicly traded foreign corporation. None of these conditions were met for share repurchases to date, and are not expected to be met for future repurchases; as such, the excise tax should not be applicable to Noble.
Warrants
On the Merger Effective Date, immediately prior to the effective time of the Merger (the “Merger Effective Time”), we had outstanding 6.2 million Tranche 1 Warrants of Noble Cayman, 5.6 million Tranche 2 Warrants of Noble Cayman and 2.8 million Tranche 3 Warrants of Noble Cayman (collectively, the “Noble Cayman Warrants”). At the Merger Effective Time, each Noble Cayman Warrant outstanding immediately prior to the Merger Effective Time was converted automatically into a Warrant to acquire a number of Ordinary Shares equal to the number of Noble Cayman Shares underlying such Noble Cayman Warrant, with the same terms as were in effect immediately prior to the Merger Effective Time under the terms of the applicable Noble Cayman Warrant Agreement.
The Tranche 1 Warrants of Noble (the “Tranche 1 Warrants”) are exercisable for one Ordinary Share per warrant at an exercise price of $19.27 per warrant, the Tranche 2 Warrants of Noble (the “Tranche 2 Warrants”) are exercisable for one Ordinary Share per warrant at an exercise price of $23.13 per warrant and the Tranche 3 Warrants of Noble (the “Tranche 3 Warrants”) are exercisable for one Ordinary Share per warrant at an exercise price of $124.40 per warrant (in each case as may be adjusted from time to time pursuant to the applicable Warrant Agreement). The Tranche 1 Warrants and the Tranche 2 Warrants are exercisable until 5:00 p.m., Eastern time, on February 4, 2028 and the Tranche 3 Warrants are exercisable until 5:00 p.m., Eastern time, on February 4, 2026. The Tranche 1 Warrants and the Tranche 2 Warrants have Black-Scholes protection, including in the event of a Fundamental Transaction (as defined in the applicable warrant agreement). The Tranche 1 Warrants and the Tranche 2 Warrants also provide that while the Mandatory Exercise Condition (as defined in the applicable Warrant Agreement) set forth in the applicable Warrant Agreement has occurred and is continuing, Noble or the Required Mandatory Exercise Warrantholders (as defined in the applicable Warrant Agreement) have the right and option (but not the obligation) to cause all or a portion of the Warrants to be exercised on a cashless basis. In the case of Noble, under the Mandatory Exercise Condition, all of the Tranche 1 Warrants or the Tranche 2 Warrants (as applicable) would be exercised. In the case of the electing Required Mandatory Exercise Warrantholders, under the Mandatory Exercise Condition, all of their respective Tranche 1 Warrants or Tranche 2 Warrants (as applicable) would be exercised. Mandatory exercises entitle the holder of each Warrant subject thereto to (i) the number of Ordinary Shares issuable upon exercise of such Warrant on a cashless basis and (ii) an amount payable in cash, Ordinary Shares or a combination thereof (in Noble’s sole discretion) equal to the Black-Scholes Value (as defined in the applicable Warrant Agreement) with respect to the number of Ordinary Shares withheld upon exercise of such Warrant on a cashless basis. At June 30, 2023, the Mandatory Exercise Condition set forth in the Warrant Agreements for the Tranche 1 Warrants and the

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Tranche 2 Warrants was satisfied. On June 26, 2023 the Company was approved to list the Tranche 1 Warrants and the Tranche 2 Warrants on the New York Stock Exchange under the symbols “NE WS” and “NE WSA,” respectively.
Note 5— Property and Equipment
Property and equipment, at cost, for Noble consisted of the following:

	June 30, 2023	December 31, 2022
Drilling equipment and facilities	$4,100,796	$3,997,498
Construction in progress	188,062	123,911
Other	40,144	41,796
Property and equipment, at cost	$4,329,002	$4,163,205
Capital expenditures, including capitalized interest, during the three months ended June 30, 2023 and 2022, totaled $115.9 million and $31.3 million, respectively, and totaled $170.9 million and $76.1 million during the six months ended June 30, 2023 and 2022, respectively.
During the first quarter of 2022, we sold the Noble Clyde Boudreaux for total net proceeds of $14.2 million, resulting in a gain of $6.8 million, which was offset by additional costs related to the sale of rigs in Saudi Arabia in 2021.
Note 6— Debt
Senior Secured Revolving Credit Facility
On February 5, 2021, Noble Finance Company (“Finco”) and Noble International Finance Company (“NIFCO”), each indirect wholly owned subsidiaries of Noble, entered into a senior secured revolving credit agreement (the “2021 Revolving Credit Agreement”) providing for a $675 million senior secured revolving credit facility (with a $67.5 million sublimit for the issuance of letters of credit thereunder) (the “2021 Revolving Credit Facility”) in connection with Noble's emergence from bankruptcy. The 2021 Revolving Credit Facility was set to mature on July 31, 2025. Subject to the satisfaction of certain conditions, Finco could from time to time designate one or more of Finco’s other wholly owned subsidiaries as additional borrowers under the 2021 Revolving Credit Agreement (collectively with Finco and NIFCO, the “Borrowers”).
All obligations of the Borrowers under the 2021 Revolving Credit Agreement, certain cash management obligations and certain swap obligations were unconditionally guaranteed, on a joint and several basis, by Finco and certain of its direct and indirect subsidiaries (collectively with the Borrowers, the “Credit Parties”), including a guarantee by each Borrower of the obligations of each other Borrower under the 2021 Revolving Credit Agreement. All such obligations, including the guarantees of the 2021 Revolving Credit Facility, were secured by senior priority liens on substantially all assets of, and the equity interests in, each Credit Party, subject to certain exceptions and limitations described in the 2021 Revolving Credit Agreement. None of Pacific Drilling Company LLC, Maersk Drilling or any of their respective current subsidiaries was a guarantor of the 2021 Revolving Credit Facility, and none of their assets secured the 2021 Revolving Credit Facility.
The loans outstanding under the 2021 Revolving Credit Facility bore interest at a rate per annum equal to the applicable margin plus, at Finco’s option, either: (i) the reserve-adjusted London Inter-Bank Offered Rate ("LIBOR") or (ii) a base rate, determined as the greatest of (x) the prime loan rate as published in The Wall Street Journal, (y) the federal funds effective rate plus 1/2 of 1%, and (z) the reserve-adjusted one-month LIBOR plus 1%. The applicable margin was initially 4.75% per annum for LIBOR loans and 3.75% per annum for base rate loans and would be increased by 50 basis points after July 31, 2024, and could be increased by an additional 50 basis points under certain conditions described in the 2021 Revolving Credit Agreement.
The Borrowers were required to pay customary quarterly commitment fees and letter of credit and fronting fees.
Availability of credit (whether borrowings or letters of credit) under the 2021 Revolving Credit Agreement was subject to the satisfaction of certain conditions, including, after giving effect to any such credit and the application of the proceeds (if any) thereof, (i) the aggregate amount of Available Cash (as defined in the 2021 Revolving Credit Agreement) could not exceed $100.0 million, (ii) if the Consolidated First Lien Net Leverage Ratio (as defined in the 2021 Revolving Credit Agreement)

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
would be greater than 5.50 to 1.00, then the aggregate principal amount outstanding under the 2021 Revolving Credit Facility could not exceed $610.0 million, and (iii) the Asset Coverage Ratio (as described below) must be at least 2.00 to 1.00.
Mandatory prepayments and, under certain circumstances, commitment reductions were required under the Revolving Credit Facility in connection with (i) certain asset sales, asset swaps and events of loss (subject to reinvestment rights if no event of default existed) and (ii) certain debt issuances. Available Cash in excess of $150.0 million was also required to be applied periodically to prepay loans (without a commitment reduction). The loans under the 2021 Revolving Credit Facility could be voluntarily prepaid, and the commitments thereunder voluntarily terminated or reduced, by the Borrowers at any time without premium or penalty, other than customary breakage costs.
The 2021 Revolving Credit Agreement obligated Finco and its restricted subsidiaries to comply with the following financial maintenance covenants:
•as of the last day of each fiscal quarter, the ratio of Adjusted EBITDA to Cash Interest Expense (each as defined in the 2021 Revolving Credit Agreement) was not permitted to be less than (i) 2.00 to 1.00 for each four fiscal quarter period ending on or before June 30, 2024, and (ii) 2.25 to 1.00 for each four fiscal quarter period ending thereafter; and
•as of the last day of each fiscal quarter, the ratio of (i) Asset Coverage Aggregate Rig Value (as defined in the 2021 Revolving Credit Agreement) to (ii) the aggregate principal amount of loans and letters of credit outstanding under the 2021 Revolving Credit Facility (the “Asset Coverage Ratio”) was not permitted to be less than 2.00 to 1.00.
The 2021 Revolving Credit Facility contained financial maintenance, affirmative and negative covenants, representations and warranties and events of default that the Company considered customary for facilities of this type.
Amended and Restated Senior Secured Revolving Credit Agreement
On April 18, 2023, certain subsidiaries of Noble entered into an Amended and Restated Senior Secured Revolving Credit Agreement, dated April 18, 2023 (the “2023 Revolving Credit Agreement” and the facility thereunder, the "2023 Revolving Credit Facility"), by and among Noble Finance II, LLC (“Noble Finance II”), NIFCO and Noble Drilling A/S, as borrowers, the lenders and issuing banks party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and security trustee. The 2023 Revolving Credit Facility provides for commitments of $550 million with maturity in 2028. The guarantors under the 2023 Revolving Credit Facility are the same subsidiaries of Noble Finance II that are or will be guarantors of the 2030 Notes (as defined below). As of June 30, 2023, we had no loans outstanding and $19.1 million of letters of credit issued under the 2023 Revolving Credit Agreement.
All obligations of the Borrowers under the 2023 Revolving Credit Agreement, certain cash management obligations, certain letter of credit obligations and certain swap obligations are unconditionally guaranteed, on a joint and several basis, by the Noble Finance II and certain of its direct and indirect subsidiaries (the Guarantors, and together with the Borrowers, the “Credit Parties”), including a guarantee by each Borrower of the obligations of each other Borrower under the 2023 Revolving Credit Agreement. All such obligations, including the guarantees of the 2023 Revolving Credit Facility, are secured by senior priority liens on substantially all assets of, and the equity interests in, each Credit Party, including substantially all rigs owned by subsidiaries of Noble as of the date of the 2023 Revolving Credit Agreement (the “Effective Date”), along with certain other rigs in the future such that collateral rigs shall generate at least 80% of the revenue of all rigs owned by Noble Finance II and its restricted subsidiaries and the ratio of the aggregate rig value of the collateral rigs to the commitments under the 2023 Revolving Credit Facility is at least 5.00 to 1.00, in each case, subject to certain exceptions and limitations described in the 2023 Revolving Credit Agreement.
The loans outstanding under the 2023 Revolving Credit Facility bear interest at a rate per annum equal to the applicable margin plus, at Noble Finance II’s option, either: (i) the Term SOFR Rate (as defined in the 2023 Revolving Credit Agreement) plus 0.10%; or (ii) a base rate, determined as the greatest of (x) the prime loan rate as published in the Wall Street Journal, (y) the NYFRB Rate (as defined in the 2023 Revolving Credit Agreement) plus 1/2 of 1%, and (z) the one-month Term SOFR Rate plus 0.10% plus 1%. The applicable margin is initially 2.75% per annum for Term SOFR Rate loans and 1.75% per annum for base rate loans and will range based on the Consolidated Total Net Leverage Ratio (as defined in the 2023 Revolving Credit Agreement, which allows for certain cash netting depending on the amount of loans and letters of credit outstanding under the 2023 Revolving Credit Facility at the time of calculation), from 2.75% per annum to 3.75% per annum for Term SOFR Rate loans and 1.75% per annum to 2.75% per annum for base rate loans. The Borrowers are required to pay interest on (i) overdue principal at the rate equal to 2.00% per annum in excess of the applicable interest rate under the

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
2023 Revolving Credit Facility, to the extent lawful, and (ii) overdue installments of interest, if any, without regard to any applicable grace period, at 2% in excess of the interest rate applicable to base rate loans, to the extent lawful.
The Borrowers are required to pay a quarterly commitment fee to each lender under the 2023 Revolving Credit Facility, which accrues at a rate per annum equal to (i) 0.50% on the average daily unused portion of such lender’s commitments under the 2023 Revolving Credit Facility during the period from and including the Effective Date to and including the third anniversary of the Effective Date, (ii) during the period from the third anniversary of the Effective Date to and including the fourth anniversary of the Effective Date, a rate per annum equal to 0.75% and (iii) thereafter, a rate per annum equal to 1.00%. The Borrowers are also required to pay customary letter of credit and fronting fees.
Borrowings under the 2023 Revolving Credit Agreement may be used for working capital and other general corporate purposes. Availability of borrowings under the 2023 Revolving Credit Facility is subject to the satisfaction of certain conditions, including that, after giving effect to any such borrowings and the application of the proceeds thereof, the aggregate amount of Available Cash (as defined in the 2023 Revolving Credit Agreement) would not exceed $250 million.
Mandatory prepayments and, under certain circumstances, commitment reductions are required under the 2023 Revolving Credit Facility in connection with (i) certain asset sales, asset swaps and events of loss (subject to reinvestment rights if no event of default exists) and (ii) certain debt issuances. Available Cash in excess of $250 million at the end of any month is also required to be applied to prepay loans (without a commitment reduction). The loans under the 2023 Revolving Credit Facility may be voluntarily prepaid, and the commitments thereunder voluntarily terminated or reduced, by the Borrowers at any time without premium or penalty, other than customary breakage costs.
The 2023 Revolving Credit Agreement obligates Noble Finance II and its restricted subsidiaries to comply with the following financial covenants:
•as of the last day of each fiscal quarter, the Interest Coverage Ratio (as defined in the 2023 Revolving Credit Agreement) is not permitted to be less than 2.50 to 1.00; and
•as of the last day of each fiscal quarter, the Consolidated Total Net Leverage Ratio is not permitted to be greater than 3.00 to 1.00.
The 2023 Revolving Credit Agreement contains other affirmative and negative covenants, representations and warranties and events of default that Noble views as customary for a financing of this type. The occurrence of any event of default under the 2023 Credit Agreement would permit all obligations under the 2023 Revolving Credit Facility to be declared due and payable immediately and all commitments thereunder to be terminated.
8.000% Senior Notes due 2030
On April 18, 2023, Noble Finance II, a wholly owned subsidiary of Noble, issued $600 million in aggregate principal amount of its 8.000% Senior Notes due 2030 (the “2030 Notes”). The 2030 Notes were issued pursuant to an indenture, dated April 18, 2023, among Noble Finance II, the subsidiaries of Noble Finance II party thereto (the “Guarantors”), as guarantors, and U.S. Bank Trust Company, National Association, as trustee.
The 2030 Notes are unconditionally guaranteed on a senior unsecured basis by the Guarantors and will be unconditionally guaranteed on the same basis by certain of Noble Finance II’s future subsidiaries that guarantee certain indebtedness of Noble Finance II and the Guarantors, including the 2023 Revolving Credit Facility.
The 2030 Notes will mature on April 15, 2030, and interest on the 2030 Notes is payable semi-annually in arrears on each April 15 and October 15, commencing October 15, 2023, to holders of record on the April 1 and October 1 immediately preceding the related interest payment date, at a rate of 8.000% per annum.
At any time prior to April 15, 2026, Noble Finance II may, from time to time, redeem up to 40% of the aggregate principal amount of 2030 Notes at a redemption price of 108% of the principal amount of the 2030 Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date), in an amount not greater than the net cash proceeds of one or more equity offerings by Noble Finance II, subject to certain requirements. In addition, prior to April 15, 2026, Noble Finance II may redeem the 2030 Notes at a redemption price equal to 100% of the principal amount of the 2030 Notes redeemed, plus an applicable make-whole premium and accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time on or after April 15, 2026, Noble Finance II may redeem all or part

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
of the 2030 Notes at fixed redemption prices (expressed as percentages of the principal amount) beginning at 104.00% and decreasing thereafter, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
If a Change of Control Triggering Event (as defined in the indenture governing the 2030 Notes) occurs, each holder of 2030 Notes may require Noble Finance II to repurchase all or any part of that holder’s 2030 Notes for cash at a price equal to 101% of the aggregate principal amount of the 2030 Notes repurchased, plus any accrued and unpaid interest thereon, if any, to, but excluding, the date on which the notes are repurchased (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).
The indenture governing the 2030 Notes contain customary covenants and events of default.
The indenture governing the 2030 Notes contains a covenant that requires Noble Finance II to furnish to holders of the 2030 Notes certain financial information relating to Noble Finance II and its restricted subsidiaries. The obligation to furnish such information may be satisfied by providing financial information of Noble along with a description of the differences between such information and the financial information of Noble Finance II and its restricted subsidiaries on a standalone basis. As a result of Noble conducting substantially all of its business through Noble Finance II, the financial position and results of operations for Noble Finance II are the same as the information presented for Noble in all material respects, with the exception of operating income (loss) and gain (loss) on extinguishment of debt. For the three and six months ended June 30, 2023, Noble Finance II’s operating income (loss) was $16.3 million and $30.8 million higher, respectively, than that of Noble. The operating income (loss) difference is primarily a result of expenses related to corporate legal costs and administration charges attributable to Noble for operations support and stewardship-related services.
Second Lien Notes
On February 5, 2021, pursuant to the Backstop Commitment Agreement, dated October 12, 2020, Noble Cayman and Finco consummated a rights offering (the “Rights Offering”) of senior secured second lien notes (the “Second Lien Notes”) and associated Noble Cayman Shares at an aggregate subscription price of $200.0 million.
An aggregate principal amount of $216.0 million of Second Lien Notes was issued in the Rights Offering, which included the aggregate subscription price of $200.0 million plus a backstop fee of $16.0 million which was paid in kind. The Second Lien Notes were set to mature on February 15, 2028. The Second Lien Notes were fully and unconditionally guaranteed, jointly and severally, on a senior secured second-priority basis, by the direct and indirect subsidiaries of Finco that are Credit Parties under the 2021 Revolving Credit Facility. None of Pacific Drilling Company LLC, Maersk Drilling or any of their respective current subsidiaries was a guarantor of the Second Lien Notes, and none of their assets secured the Second Lien Notes.
The Second Lien Notes and such guarantees were secured by senior priority liens on the assets subject to liens securing the 2021 Revolving Credit Facility, including the equity interests in Finco and each guarantor of the Second Lien Notes, all of the rigs owned by the Company as of February 5, 2021 or acquired by Restricted Subsidiaries of the Company thereafter, certain assets related thereto, and substantially all other assets of Finco and such guarantors, in each case, subject to certain exceptions and limitations.
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
On April 18, 2023, we redeemed the approximately $173.7 million aggregate principal amount of outstanding Second Lien Notes using a portion of the proceeds from the offering of the 2030 Notes, and recognized a loss of approximately $25.7 million.
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
The term loan under the New DNB Credit Facility required quarterly amortization payments on March 15, June 15, September 15 and December 15 of $2.5 million per quarter in the first year, $7.5 million per quarter in the second year, $12.5 million per quarter in the third year, and a balloon payment payable on the termination of the New DNB Credit Facility in an amount equal to the remaining outstanding principal amount of the loan. The loan under the New DNB Credit Facility accrued interest at an initial rate of Term SOFR (as defined therein) + 3.50% with quarterly step-ups commencing on the first anniversary of the Utilization Date of an additional (i) 0.15% per quarter during months 13 to 24 after the Utilization Date (with total Margin (as defined therein) payable during the fourth quarter of that period being Term SOFR + 4.10%) and (ii) 0.25% per quarter during months 25 to 36 after the Utilization Date (with total Margin payable during the fourth quarter of that period being Term SOFR + 5.10%). The New DNB Credit Facility had the following financial covenants (each as defined in the New DNB Credit Facility): (i)) The Company’s liquidity could not at any time be less than $200.0 million; (ii) Maersk Drilling’s liquidity could not at any time be less than $50 million; (iii) Maersk Drilling’s leverage ratio could not at any time be greater than 4.75:1.00; and (iv) Maersk Drilling’s equity ratio could not at any time be less than 35%. The New DNB Credit Facility also contained affirmative and negative covenants, representations and warranties, and events of default that the Company considered customary for facilities of this type. The New DNB Credit Facility was set to mature in December 2025.
On April 18, 2023, we repaid the $347.5 million of outstanding borrowings under the New DNB Credit Facility using a portion of the proceeds from the offering of the 2030 Notes, and recognized a loss of approximately $0.7 million.
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
The following table presents the carrying value, net of unamortized debt issuance costs and discounts or premiums, and the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, respectively:

	June 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior secured notes
8.000% Senior Notes due April 2030	$585,389	$608,058	$—	$—
11.000% Senior Notes due February 2028	—	—	173,695	192,353
Credit facility
Amended and Restated Senior Secured Revolving Credit Facility matures April 2028	—	—	—	—
Term Loans
New DNB Credit Facility matures December 2025	—	—	349,360	350,000
DSF Credit Facility matures December 2023	—	—	149,715	149,715
Total debt	585,389	608,058	672,770	692,068
Less: Current maturities of long-term debt	—	—	159,715	—
Long-term debt	$585,389	$608,058	$513,055	$692,068
Note 7— Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the accumulated balances for each component of “Accumulated other comprehensive income (loss)” for the three and six months ended June 30, 2023 and 2022. All amounts within the table are shown net of tax.

Defined Benefit Pension Items (1)
Balance at December 31, 2022	$3,647
Activity during period:
Other comprehensive income before reclassifications	(2,186)
Amounts reclassified from AOCI	—
Net other comprehensive income (loss)	(2,186)
Balance at March 31, 2023	1,461
Activity during period:
Other comprehensive loss before reclassifications	41
Amounts reclassified from AOCI	—
Net other comprehensive loss	41
Balance at June 30, 2023	$1,502

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)

Defined Benefit Pension Items (1)
Balance at December 31, 2021	$5,389
Activity during period:
Other comprehensive income before reclassifications	(424)
Amounts reclassified from AOCI	—
Net other comprehensive income (loss)	(424)
Balance at March 31, 2022	4,965
Activity during period:
Other comprehensive loss before reclassifications	(1,163)
Amounts reclassified from AOCI	—
Net other comprehensive loss	(1,163)
Balance at June 30, 2022	$3,802
(1)Defined benefit pension items relate to actuarial changes, the amortization of prior service costs and the unrealized gain (loss) on foreign exchange on pension assets. Reclassifications from AOCI are recognized as expense on our Condensed Consolidated Statements of Operations through “Other income (expense).” See “Note 10— Employee Benefit Plans” for additional information.
Note 8— Revenue and Customers
Disaggregation of Revenue
The following table provides information about contract drilling revenue by rig types:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Floaters	$493,983	$202,690	$970,216	343,903
Jackups	112,197	59,773	211,254	113,595
Total	$606,180	$262,463	$1,181,470	$457,498
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
The following table provides information about contract assets and contract liabilities from contracts with customers:

	June 30, 2023	December 31, 2022
Current customer contract assets	$9,051	$11,169
Noncurrent customer contract assets	289	368
Total customer contract assets	9,340	11,537

Current deferred revenue	(26,163)	(40,214)
Noncurrent deferred revenue	(14,727)	(19,583)
Total deferred revenue	$(40,891)	$(59,797)
Significant changes in the remaining performance obligation contract assets and the contract liabilities balances for the six months ended June 30, 2023 and 2022 are as follows:

	Contract Assets	Contract Liabilities
Net balance at December 31, 2022	$11,537	$(59,797)

Amortization of deferred costs	(14,206)	—
Additions to deferred costs	12,009	—
Amortization of deferred revenue	—	38,481
Additions to deferred revenue	—	(19,575)
Total	(2,197)	18,906

Net balance at June 30, 2023	$9,340	$(40,891)

Net balance at December 31, 2021	$5,744	$(27,755)

Amortization of deferred costs	(13,870)	—
Additions to deferred costs	21,323	—
Amortization of deferred revenue	—	29,462
Additions to deferred revenue	—	(46,507)
Total	7,453	(17,045)

Net balance at June 30, 2022	$13,197	$(44,800)
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Future Amortization of Deferred Revenue
The following table reflects revenue expected to be recognized in the future related to deferred revenue, by rig type, as of June 30, 2023:

	For the Years Ended December 31,
	2023	2024	2025	2026	2027 and beyond	Total
Floaters	$19,341	$8,268	$6,846	$—	$—	$34,455
Jackups	1,164	2,228	2,205	622	—	6,219
Other	217	—	—	—	—	217
Total	$20,722	$10,496	$9,051	$622	$—	$40,891
The revenue included above substantially consists of expected mobilization, demobilization, and upgrade revenue for unsatisfied performance obligations. The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at June 30, 2023. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have taken the optional exemption, permitted by accounting standards, to exclude disclosure of the estimated transaction price related to the variable portion of unsatisfied performance obligations at the end of the reporting period, as our transaction price is based on a single performance obligation consisting of a series of distinct hourly, or more frequent, periods, the variability of which will be resolved at the time of the future services.
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

	Unfavorable contracts	Favorable contracts
Balance at December 31, 2022	$(181,883)	$34,372
Additions	—	—
Amortization	102,091	(17,354)
Balance at June 30, 2023	$(79,792)	$17,018

Balance at December 31, 2021	$—	$61,849
Additions	—	—
Amortization	—	(28,355)
Balance at June 30, 2022	$—	$33,494
Estimated future amortization over the expected remaining contract periods:

	For the Years Ended December 31,
	2023	2024	2025	Total
Unfavorable contracts	$31,145	$40,439	$8,208	$79,792
Favorable contracts	$(6,394)	$(10,624)	$—	$(17,018)
Total	$24,751	$29,815	$8,208	$62,774

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 9— Income Taxes
At June 30, 2023, the Company had deferred tax assets of $181.6 million, net of valuation allowance. Additionally, the Company also had deferred tax liabilities of $9.8 million, inclusive of a valuation allowance of $19.2 million.
During the three months ended June 30, 2023, the Company recognized additional discrete deferred tax benefits of $50.7 million related to releases and adjustments of valuation allowance for deferred tax benefits in Guyana, Norway, Switzerland and Luxembourg.
During the six months ended June 30, 2023, the Company recognized additional discrete deferred tax benefits of $84.6 million, $3.9 million and $7.2 million in Guyana, Norway and Switzerland, respectively.
In deriving the above net deferred tax benefits, the Company relied on sources of income attributable to the projected taxable income for the period covered by the Company’s relevant existing drilling contracts based on the assumption that the relevant rigs will be owned by the relevant rig owners during the relevant existing drilling contract periods. Given the mobile nature of the Company’s assets, we are not able to reasonably forecast the jurisdictions in which taxable income from future drilling contracts may arise. We also have limited objective positive evidence in historical periods. Accordingly, in determining the amount of additional deferred tax assets to recognize, we did not consider projected book income beyond the conclusion of existing drilling contracts. As new drilling contracts are executed or as current contracts are extended, we will reassess the amount of deferred tax assets that are realizable. Finally, once we have established sufficient objective positive evidence for historical periods, we may consider reliance on forecasted taxable income from future drilling contracts.
At June 30, 2023, the reserves for uncertain tax positions totaled $196.9 million (net of related tax benefits of $0.1 million). At December 31, 2022, the reserves for uncertain tax positions totaled $175.9 million (net of related tax benefits of $0.3 million).
It is reasonably possible that our existing liabilities related to our reserve for uncertain tax positions may fluctuate in the next 12 months primarily due to the completion of open audits or the expiration of statutes of limitation.
During the three months ended June 30, 2023, our tax provision included tax benefits of $50.7 million related to releases and adjustments of valuation allowance for deferred tax benefits in Guyana, Norway, Switzerland and Luxembourg, and a tax benefit of $6.8 million related to a Ghana uncertain tax position release. Such tax benefits are offset by tax expenses related to a Mexico uncertain tax position of $9.8 million, contract fair value amortization of $4.7 million and various recurring quarterly accruals of $42.2 million primarily in Guyana, Australia and Luxembourg.
During the six months ended June 30, 2023, our tax provision included tax benefits of $95.8 million related to releases of valuation allowance for deferred tax benefits in Guyana, Norway and Switzerland, a tax benefit of $6.8 million related to a Ghana uncertain tax position release. Such tax benefits are offset by tax expenses related to a Mexico uncertain tax position of $9.8 million, contract fair value amortization of $8.9 million and various recurring quarterly accruals of $67.4 million primarily in Guyana, Australia and Luxembourg.
In Denmark, prior to the Merger, Maersk Drilling was subject to a mandatory joint taxation scheme with all other Danish entities under the common control of A.P. Møller Holding A/S. To the extent Maersk Drilling incurred tax losses in Denmark until the Merger, such losses may be utilized by other jointly taxed entities. Noble may be compensated through a joint taxation contribution when such losses are utilized. In the event that A.P. Møller Holding A/S or any jointly taxed entity is subject to audits for years and periods prior to and until the Merger and such audits result in adjustments to relevant tax returns, adjustments to the prior year joint tax contributions may be required. This could result in additional compensation to Noble or refunds payable by Noble to A.P. Møller Holding A/S or to any previous joint taxation group administration company of previously received joint taxation contributions. Since the Merger and through June 30, 2023, Noble has not recognized adjustments under this arrangement related to the period beginning with the Merger.
The Finance (No 2) Act 2023, which includes the UK’s introduction of Pillar 2, received Royal Assent on July 11, 2023. We are continuing to evaluate the impact of this legislation, but we do not currently believe the implications should have a material adverse effect on the Company’s unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 10— Employee Benefit Plans
Pension costs (gain) include the following components for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023		2022
	Non-US	US	Non-US	US
Interest cost	$575	$2,248	$298	$1,688
Return on plan assets	(491)	(2,396)	(347)	(3,145)
Recognized net actuarial (gain) loss	63	(57)	—	(5)
Net pension benefit cost (gain)	$147	$(205)	$(49)	$(1,462)

	Six Months Ended June 30,
	2023		2022
	Non-US	US	Non-US	US
Interest cost	$1,124	$4,496	621	3,376
Return on plan assets	(959)	(4,790)	(723)	(6,290)
Recognized net actuarial (gain) loss	122	(115)	—	(10)
Net pension benefit cost (gain)	$287	$(409)	$(102)	$(2,924)
During the three and six months ended June 30, 2023 and 2022, we made no contributions to our pension plans. Effective December 31, 2016, employees and alternate payees accrue no future benefits under the US plans and, as such, Noble recognized no service costs with the plans for three and six months ended June 30, 2023 and 2022.
Note 11— Fair Value of Financial Instruments
The following tables present the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	June 30, 2023
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency forward contracts	$1,052	$—	$1,052	$—
Liabilities
Foreign currency forward contracts	$659	$—	$659	$—

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)

	December 31, 2022
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency forward contracts	$2,422	$—	$2,422	$—
Liabilities
Foreign currency forward contracts	$1,124	$—	$1,124	$—
Our cash, cash equivalents and restricted cash, accounts receivable and accounts payable are by their nature short-term. As a result, the carrying values included in our Condensed Consolidated Balance Sheets approximate fair value.
Note 12— Derivative Instruments
Although we are a UK company, we define foreign currency as any non-US dollar denominated currency. Our functional currency is the US Dollar. We are exposed to risks on future cash flows to the extent that expenses denominated in a foreign currency are not equal to revenues denominated in the same foreign currency. The Company uses foreign currency forward contracts to manage our net exposure to fluctuations in currency exchange rates. Currencies of the Company’s derivative instruments include DKK, the Australian dollar (“AUD”) and the British pound sterling (“GBP”). Currency derivatives are mainly realized within one year. We did not enter into any derivative contracts during the three and six months ended June 30, 2022.
We have exposure related to changes in interest rates on borrowings under the 2023 Revolving Credit Facility and may be subject to similar exposure on future borrowing arrangements. We were subject to changes in interest rates on borrowings under the DSF Facility and the New DNB Credit Facility prior to repayment of these instruments. The Company may use interest rate swap contracts to manage our exposure to fluctuations in interest rates. The Company did not enter into any interest rate swap contracts during the six months ended June 30, 2023 or 2022.
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
The following table summarizes notional value of currency derivative contracts as of June 30, 2023:

	June 30, 2023
	Foreign Currency	USD Equivalent
DKK to USD	194,424	27,759
AUD to USD	22,494	15,432
GBP to USD	4,327	5,287
The following gains (losses) from derivative instruments were recognized on our Condensed Consolidated Statements of Operations:

Derivative Instrument	Description	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Foreign currency forward contracts	Realized gain (loss)	581	464
Foreign currency forward contracts	Unrealized gain (loss)	(918)	(905)

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 13— Commitments and Contingencies
Tax matters
Audit claims of approximately $587.6 million attributable to income and other business taxes remain outstanding and are under continued objection by Noble. Such audit claims are attributable to Mexico related to tax years 2007 and 2009, Australia related to tax years 2013 to 2016, Guyana related to tax years 2018 to 2021, Saudi Arabia related to tax years 2015 to 2019, Nigeria related to tax years 2010 to 2019, Ghana related to tax years 2011 to 2017 and Egypt related to tax years 2012 to 2016. We intend to vigorously defend our reported positions and currently believe the ultimate resolution of the audit claims will not have a material adverse effect on our condensed consolidated financial statements. This remains under continued monitoring and evaluation on a quarterly basis as facts change and as audits and/or litigation continue to progress.
We operate in a number of countries throughout the world and our tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. We recognize uncertain tax positions that we believe have a greater than 50% likelihood of being sustained upon challenge by a tax authority. We cannot predict or provide assurance as to the ultimate outcome of any existing or future assessments.
Hurricane Ida Personal Injury Claims
In preparation for Hurricane Ida in the US Gulf of Mexico in August 2021, the Noble Globetrotter II successfully secured the well it was drilling and detached from the blowout preventer without incident. Due to the environmental conditions, a number of crew members were treated for injuries and released from medical care. We have had multiple parties, some of which are subject to a third-party contractual indemnity to our benefit, who have filed answers to the Limitation of Liability Action in the United States District Court Western District of Louisiana, seeking damages related to physical and emotional harm allegedly suffered as a result of the Hurricane Ida incident. We are in the discovery phase and we intend to defend ourselves vigorously against these claims, although there is inherent risk in litigation, and we cannot predict or provide assurance as to the ultimate outcome of this lawsuit. As claims progress, the Company’s estimated loss could change from time to time, and any such change individually or in the aggregate could be material. We have insurance for such claims with a deductible of $5.0 million, in addition to contractual indemnity owed to us for a portion of the third-party claims. Timing differences are likely to exist between any losses incurred and the recognition and receipt of insurance proceeds reflected in the Company’s financial statements. Costs, as well as insurance recoveries, are presented in “Hurricane losses and (recoveries), net” on the Condensed Consolidated Statement of Operations.
Letters of credit and surety bonds
As of June 30, 2023, we had $19.1 million of letters of credit issued under the 2023 Revolving Credit Facility and an additional $76.5 million in letters of credit and surety bonds issued under bilateral arrangements which guarantee our performance as it relates to our drilling contracts, contract bidding, tax appeals, customs duties, and other obligations in various jurisdictions. We expect to comply with the underlying performance requirements and we expect obligations under these letters of credit and surety bonds will not be called.
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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 14— Supplemental Financial Information
Condensed Consolidated Balance Sheets Information
Noble’s restricted cash balance as of June 30, 2023 and December 31, 2022 was $6.6 million and $9.5 million, respectively. All restricted cash is recorded in “Prepaid expenses and other current assets.”
Condensed Consolidated Statements of Cash Flows Information
Operating cash activities
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Six Months Ended June 30,
	2023	2022
Accounts receivable	$(47,998)	$(58,361)
Other current assets	(35,641)	2,239
Other assets	4,287	(3,971)
Accounts payable	18,754	19,221
Other current liabilities	(13,450)	(17,281)
Other liabilities	18,528	25,823
Total net change in assets and liabilities	$(55,520)	$(32,330)
Non-cash investing and financing activities
Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of June 30, 2023 and December 31, 2022 were $71.3 million and $70.0 million, respectively.

Note 15— Subsequent Events
On July 11, 2023, Noble announced that its board of directors approved a declaration of a quarterly cash interim dividend on its Ordinary Shares of $0.30 per share. This dividend is to be payable on September 14, 2023, to shareholders of record at close of business on August 17, 2023. On July 26, 2023, Noble received an exercise notice for approximately 2.4 million Tranche 1 Warrants and approximately 2.5 million Tranche 2 Warrants which have not yet settled as of the filing date of this Quarterly Report and is expected to result in the issuance of approximately 4.1 million Ordinary Shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at June 30, 2023, and our results of operations for the three and six months ended June 30, 2022 and 2022. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q, the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed by Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble”) and our other filings with the US Securities and Exchange Commission (“SEC”).
On September 30, 2022 , pursuant to a Business Combination Agreement, dated November 10, 2021 (as amended, the “Business Combination Agreement”), by and among Noble, Noble Corporation, an exempted company incorporated in the Cayman Islands with limited liability (“Noble Cayman”), Noble Newco Sub Limited, a Cayman Islands exempted company and a direct, wholly owned subsidiary of Noble (“Merger Sub”), and The Drilling Company of 1972 A/S, a Danish public limited liability company (“Maersk Drilling”), Noble Cayman merged with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger as a wholly owned subsidiary of Noble. As a result of the Merger, Noble became the ultimate parent of Noble Cayman and its respective subsidiaries.
On October 3, 2022, pursuant to the Business Combination Agreement, Noble completed a voluntary tender exchange offer to Maersk Drilling’s shareholders (the “Offer” and, together with the Merger and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”) and because Noble acquired more than 90% of the issued and outstanding shares of Maersk Drilling, nominal value Danish krone 10 per share (“Maersk Drilling Shares”), Noble redeemed all remaining Maersk Drilling Shares not exchanged in the Offer for, at the election of the holder, either A ordinary shares, par value $0.00001 per share, of Noble (“Ordinary Shares”) or cash (or, for those holders that did not make an election, only cash), under Danish law by way of a compulsory purchase (the “Compulsory Purchase”), which was completed in early November 2022. Upon completion of the Compulsory Purchase, Maersk Drilling became a wholly owned subsidiary of Noble.
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

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, as amended. All statements other than statements of historical facts included in this report or in the documents incorporated by reference, are forward looking statements, including those regarding expected financial performance, revenues, expected utilization and fleet status, stacking of rigs, effects of new rigs on the market revenues, operating expenses, cash flows, contract status, tenders, terms and duration, dayrates, termination and extensions, contract backlog, the availability, delivery, mobilization, stacking or reactivation, contract commencement, relocation or other movement of rigs and the timing thereof, contract claims, capital expenditures, insurance maintenance and renewals, access to financing, rig demand, peak oil, the offshore drilling market, oil prices, production levels among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil and gas producing nations (together with OPEC, “OPEC+”), and any expectations we may have with respect thereto, our future financial position, business strategy, impairments, repayment of debt, credit ratings, liquidity, borrowings under any credit facilities or other instruments, sources of funds, cost inflation, planned acquisitions or divestitures of assets, governmental regulations and permitting, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, share repurchases, progress, plans and goals related to environmental, social and governance matters; the outcome of tax disputes; assessments and settlements; and expense management, the outcome of any dispute, litigation, audit or investigation, plans, foreign currency requirements results of joint ventures, general economic, market, including inflation and recessions, trends and outlook; general political conditions, including political tensions, conflicts and war, timing, benefits or results of acquisitions or dispositions (including the Business Combination (as defined herein) and our plans, objectives, expectations and intentions related to the Business Combination), and timing for compliance with any new regulations. Forward-looking statements involve risks, uncertainties and assumptions, and actual results may differ materially from any future results expressed or implied by such forward-looking statements. When used in this report or in the documents incorporated by reference, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “on track,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “shall,” “target,” “will” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. Risks and uncertainties include, but are not limited to: a decline in the price of oil or gas, reduced demand for oil and gas products and increased regulation of drilling and production, price competition and cyclicality in the offshore drilling industry, offshore rig supply, dayrates and demand for rigs, contract duration, renewal, terminations and repricing, national oil companies and governmental clients, contract backlog, customer concentration, operational hazards and risks, labor force unionization, labor interruptions and labor regulations, public health issues, including epidemics or pandemics such as the COVID-19 pandemic, joint ventures as well as investments in associates, international operations and related mobilization and de-mobilization of rigs, operational interruptions, delays, maintenance and resulting reduced payment of dayrates, maintenance and renewal of insurance, protection of sensitive information, operational technology systems and critical data, upgrades, refurbishment and repair of rigs and any related delays and cost overruns, the ability to attract and retain skilled personnel or the increased cost in doing so, supplier capacity constraints or shortages in parts or equipment, supplier production disruptions, supplier quality and sourcing issues or price increases, future mergers, acquisitions or dispositions of businesses or assets or other strategic transactions, acts of terrorism, piracy and political and social unrest, hurricanes and related windstorm damage, responding to energy rebalancing, non-performance of suppliers or third-party subcontractors, the Business Combination and related integration, the maintenance of effective internal controls, impairments on property and equipment, including rigs and related capital spares, operating, financial restrictions and maintenance of covenants in our debt financing, tax disputes or tax challenges, compliance with Governmental laws and regulations including those related to anti-bribery or anti-corruption, environmental protection and health and safety and disputes and litigation that could cause actual plans or results to differ materially from those included in any forward-looking statements. Actual results could differ materially from those expressed as a result of various factors and could, among other impacts, impact our ability to repurchase shares and declare and pay dividends such that we suspend our share repurchase program and reduce, suspend, or totally eliminate dividend payments in the future. These factors include those “Risk Factors” referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and in our other filings with the SEC. We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us. Future quarterly dividends and other shareholder returns will be subject to, amongst other things, approval by the board of directors, and may be modified as market conditions dictate.

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
Our website address is http://www.noblecorp.com. Investors should also note that we announce material financial information in SEC filings, press releases and public conference calls. Based on guidance from the SEC, we may use the investor relations section of our website to communicate with our investors. It is possible that the financial and other information (including fleet status reports) posted there could be deemed to be material information. Noble may also use social media channels including, but not limited to, Noble's accounts on LinkedIn, Facebook, Instagram and Twitter, to communicate with investors and the public about its business, services and other matters, and those communications could be deemed to be material information. Except to the extent explicitly stated herein, documents and information on our website or our social media channels are not incorporated by reference herein.

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
Recent Events
Dividends. On July 11, 2023, Noble announced that its board of directors approved a declaration of a quarterly cash interim dividend on its Ordinary Shares of $0.30 per share. This dividend is to be payable on September 14, 2023, to shareholders of record at close of business on August 17, 2023. Going forward, the Company intends to pay dividends on a quarterly basis, and this initial dividend represents $1.20 on an annualized basis. However, any future dividend is subject to declaration by our board of directors based on our earnings, capital requirements, financial condition, and other factors considered relevant by our board of directors.
Debt Refinancing. On April 18, 2023, Noble Finance II, LLC (“Noble Finance II”), a wholly owned subsidiary of Noble, issued $600 million in aggregate principal amount of its 8.000% Senior Notes due 2030 (“2030 Notes”). The 2030 Notes were issued pursuant to an indenture, dated April 18, 2023, among Noble Finance II, the subsidiaries of Noble Finance II party thereto, as guarantors, and U.S. Bank Trust Company, National Association, as trustee. The net proceeds from the offering of 2030 Notes were primarily used to (i) repay the approximately $347.5 million of outstanding borrowings under the New DNB Credit Facility, (ii) to redeem (the “Redemption”) the approximately $173.7 million aggregate principal amount of outstanding Second Lien Notes, and (iii) to pay any premiums, fees and expenses related to the Redemption and the issuance of the 2030 Notes.
The indenture governing the 2030 Notes contains a covenant that requires Noble Finance II to furnish to holders of the 2030 Notes certain financial information relating to Noble Finance II and its restricted subsidiaries. The obligation to furnish such information may be satisfied by providing financial information of Noble along with a description of the differences between such information and the financial information of Noble Finance II and its restricted subsidiaries on a standalone basis. As a result of Noble conducting substantially all of its business through Noble Finance II, the financial position and results of operations for Noble Finance II are the same as the information presented for Noble in all material respects, with the exception of operating income (loss) and gain (loss) on extinguishment of debt. For the three and six months ended June 30, 2023, Noble Finance II’s operating income (loss) was $16.3 million and $30.8 million higher, respectively, than that of Noble. The operating income (loss) difference is primarily a result of expenses related to corporate legal costs and administration charges attributable to Noble for operations support and stewardship-related services.
Amendment and Restatement of Revolving Credit Agreement. On April 18, 2023, subsidiaries of Noble amended and restated the 2021 Revolving Credit Agreement by entering into an Amended and Restated Senior Secured Revolving Credit Agreement, dated April 18, 2023 (the “2023 Revolving Credit Agreement”), by and among Noble Finance II, NIFCO and Noble Drilling A/S, as borrowers, the lenders and issuing banks party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and security trustee. The revolving credit facility under the 2023 Revolving Credit Agreement (the “2023 Revolving Credit Facility”) provides for commitments of $550 million with maturity in 2028. The guarantors under the 2023 Revolving Credit Facility are the same subsidiaries of Noble Finance II that are or will be guarantors of the 2030 Notes.
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
The Business Combination with Maersk Drilling in October 2022 created one of the youngest and highest specification fleets of global scale in the industry, with diversification across asset classes, geographic regions and customers. The combined company has a track record of high utilization; coupled with an unwavering commitment to safety and customer satisfaction. We strive to be a leader in industry innovation and sustainability.
Oil prices generally remain at levels that are supportive of offshore exploration and development activity and global rig demand is increasing. This demand increase was caused by the combination of growing confidence in commodity prices, heightened focus on energy security, recent multi-year underinvestment in the development and exploration of hydrocarbons, and relative attractiveness of offshore plays with respect to both cost and carbon emissions. This increase had a positive impact on both utilization and dayrates for certain of our rig classes.
The global rig supply has come down from historic highs as Noble and other offshore drilling contractors have retired less capable and idle assets. Concurrently, the incoming supply of newbuild offshore drilling rigs has diminished materially, with several newbuild rigs stranded in shipyards. However, several of these stranded newbuild rigs are making their way into the global market and we expect this trend to continue over the next few years for the most capable units.
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
However, as of the date of this report, the majority of our jack-up fleet is positioned in the North Sea. While we are starting to see some increased tender activity in the UK North Sea, overall activity levels in this region remain subdued compared to historical levels. The Norway ultra-harsh environment jackup market is similar, where current activity also remains below historical levels, despite the market being attractive to operators given it is characterized by low-cost and low-emission barrels.
The energy transition from hydrocarbons to renewables poses a challenge to the oil and gas sector and our market. Energy rebalancing trends have accelerated in recent years as evidenced by promulgated or proposed government policies and commitments by many of our customers to further invest in sustainable energy sources. Our industry could be further challenged as our customers rebalance their capital investments more towards alternative energy sources. However, at the same time, there continues to be a global dependence on the combustion of hydrocarbons to provide reliable and affordable energy. Low-cost and low-emission barrels are expected to be the most attractive conventional source to meet energy needs, both currently and in the future. Global energy demand is predicted to increase over the coming decades, and we expect that offshore oil and gas will continue to play an important and lasting role in meeting this demand.
We expect inflationary pressures and supply chain disruptions to persist, and potentially accelerate, which has led or may lead to increased costs of services.

Contract Drilling Services Backlog
We maintain a backlog of commitments for contract drilling services. Our contract drilling services backlog reflects estimated future revenues attributable to signed drilling contracts. While backlog did not include any letters of intent as of June 30, 2023, in the past we have included in backlog certain letters of intent that we expect to result in binding drilling contracts. As of June 30, 2023, contract drilling services backlog totaled approximately $5.0 billion, which includes a commitment of approximately 64% of available days for the remainder of 2023.
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
The table below presents the amount of our contract drilling services backlog as of June 30, 2023, and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2023 (1)	2024	2025	2026	2027
	(In thousands)
Contract Drilling Services Backlog
Floaters (2)(3)	$3,898,418	$934,286	$1,177,310	$871,001	$663,132	$252,689
Jackups	1,134,377	172,948	326,073	254,798	205,598	174,960
Total	$5,032,795	$1,107,234	$1,503,383	$1,125,799	$868,730	$427,649
Percent of Available Days Committed (4)
Floaters (3)		68%	43%	30%	23%	9%
Jackups		58%	42%	27%	18%	14%
Total		64%	43%	29%	21%	11%
(1)Represents a six-month period beginning July 1, 2023.
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
(3)Noble entered into a multi-year Commercial Enabling Agreement (the “CEA”) with ExxonMobil in February 2020. Under the CEA, dayrates earned by each rig will be updated twice per year to the projected market rate at the time the new rate goes into effect, subject to a scale-based discount and a performance bonus that appropriately aligns the interests of Noble and ExxonMobil. Under the CEA, the table above includes awarded and remaining term of two years and 4 months related to each of the four following rigs: the Noble Tom Madden, Noble Bob Douglas, Noble Don Taylor and Noble Sam Croft. Under the CEA, ExxonMobil may reassign terms among rigs.
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
As of June 30, 2023, ExxonMobil and Aker BP represented approximately 46.2% and 15.9% of our backlog, respectively.
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
Our organization prioritizes financial discipline, cash flow generation and returning cash to shareholders. We will focus on maintaining the quality of our fleet in order to meet the demands of increasingly complex drilling programs required by our customers as well as maintaining a strong financial position.
We are committed to building on the Company’s strategy of enabling long-term sustainable value creation. Noble’s sustainability mission is to help provide affordable energy efficiently, safely and sustainably, by leveraging longstanding customer relationships and unique innovation capabilities. We actively look to collaborate with our customers to evaluate economic alternatives for reducing the carbon footprint of our drilling rigs such as by equipping our crews offshore with real-time energy consumption data and analysis to optimize efficiency, modifying our offshore assets with more energy efficient equipment, and testing fuel additives designed to improve generator efficiency. Oversight of our sustainability is at the board level, with the Safety and Sustainability Committee assisting in that oversight role with respect to our sustainability policies and practices.
Results of Operations
Results for the Three Months Ended June 30, 2023 and 2022
Net income for the three months ended June 30, 2023, (the “current quarter”), was $65.8 million, or $0.45 per diluted share, on operating revenues of $638.5 million compared to net income for the three months ended June 30, 2022, of $37.1 million, or $0.45 per diluted share, on operating revenues of $275.2 million.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “Contract Drilling Services” below.

The following table presents the average rig utilization, operating days and average dayrates for our rig fleet for the periods indicated:

	Average Rig Utilization (1)		Operating Days (2)		Average Dayrates (2)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Floaters	76%	81%	1,305	813	363,167	266,887
Jackups	62%	68%	786	495	128,885	120,824
Total	70%	76%	2,091	1,308	$275,066	$211,626
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
Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change
Operating revenues:	2023	2022	$	%
Contract drilling services	$606,180	$262,463	$343,717	131%
Reimbursables and other (1)	32,355	12,690	19,665	155%
	638,535	275,153	363,382	132%
Operating costs and expenses:
Contract drilling services	$362,533	$178,145	$184,388	104%
Reimbursables (1)	24,796	10,333	14,463	140%
Depreciation and amortization	71,324	26,636	44,688	168%
General and administrative	32,352	16,687	15,665	94%
Merger and integration costs	22,452	9,057	13,395	148%
(Gain) loss on sale of operating assets, net	—	1,103	(1,103)	(100)%
Hurricane losses and (recoveries), net	15,934	(14,407)	30,341	(211)%
	529,391	227,554	301,837	133%
Operating income (loss)	$109,144	$47,599	$61,545	129%
(1)We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

The following table provides information about contract drilling revenue and costs by rig types (dollars in millions except average dayrates):

		Three Months Ended June 30,
		2023		2022
		Floaters	Jackups	Floaters	Jackups
Contract drilling services revenues		$494.0	$112.2	$202.7	$59.8
Contract drilling services costs		$278.4	$84.1	$117.4	$60.7
Average Rig Utilization		76%	62%	81%	68%
Operating Days		1,305	786	813	495
Average Dayrates		$363,167	$128,885	$266,887	$120,824
Total rigs	— Beginning	19	13	11	8
	— Acquired	—	—	—	—
	— Disposed	—	—	—	—
	— Ending	19	13	11	8
Contract Drilling Services Revenues
Floaters. During the second quarter of 2023, floaters generated revenue of $494.0 million, as compared to $202.7 million in the second quarter of 2022. The increase in revenue is mainly attributable to (i) $170.9 million provided by the eight additional floaters acquired in the Business Combination with Maersk Drilling in October 2022; and (ii) $99.6 million due to an increase in average dayrates in the current period. These increases were partly offset by $5.9 million from rigs with fewer operating days in the current period. Additionally, floater revenue for the current period increased $27.0 million due to additional net non-cash amortization related to off-market customer contract assets and liabilities.
Jackups. During the second quarter of 2023, jackups generated revenue of $112.2 million, as compared to $59.8 million in the second quarter of 2022. The increase in revenue is mainly attributable to $79.1 million provided by the 10 additional jackups acquired in the Business Combination with Maersk Drilling in October 2022. This increase was offset by (i) $21.1 million for the divestiture of jackup rigs (the “Remedy Rigs”) in October 2022 in connection with the Business Combination with Maersk Drilling; and (ii) $17.5 million from rigs with less operating days in the current period. Additionally, contract drilling revenue for the current period increased $10.9 million due to additional net non-cash amortization related to off-market customer contract assets and liabilities.
Operating Costs and Expenses
Floaters. During the second quarter of 2023, total contract drilling services costs related to floaters was $278.4 million, as compared to $117.4 million in the second quarter 2022. The primary drivers of the increase are: (i) $117.1 million related to the eight additional floaters acquired in the Business Combination with Maersk Drilling in October 2022; and (ii) $43.9 million in increased crew, repairs and maintenance and material costs across the remainder of the fleet, some of which was driven by inflation.
Jackups. During the second quarter of 2023, total contract drilling services cost related to jackups was $84.1 million, as compared to $60.7 million in the second quarter 2022. During the current quarter, cost increases are primarily driven by $55.5 million related to the 10 additional jackups acquired in conjunction with the Business Combination with Maersk Drilling in October 2022. These increases were partly offset by the reduction of $25.9 million in expenses after the sale of the Remedy Rigs in October 2022.
Depreciation and Amortization. Depreciation and amortization totaled $71.3 million and $26.6 million during the second quarter of 2023 and 2022, respectively. Depreciation and amortization increased by $44.7 million in the current quarter primarily due to $48.0 million related to 18 rigs and related equipment acquired in the Business Combination with Maersk Drilling in October 2022. This increase was partially offset by the sale of the five Remedy Rigs in October 2022.
General and Administrative Expenses. General and administrative expenses totaled $32.4 million and $16.7 million during the second quarter of 2023 and 2022, respectively. The increase is primarily related to the Business Combination with Maersk Drilling in October 2022, with increases across several categories including employee related costs.

Merger and Integration Costs. Noble incurred $22.5 million and $9.1 million of merger and integration costs during the second quarter of 2023 and 2022, respectively, primarily as a result of the Business Combination with Maersk Drilling in October 2022. Cumulative costs primarily relate to severance plans and share-based compensation charges, transaction-related acquisition costs, professional fees, and certain integration-related activities that are directly attributable to the Business Combination. In the second quarter of 2023, we incurred incremental severance costs as compared to the same period in the prior year. For additional information, see “Note 2— Acquisitions and Divestitures” to our unaudited condensed consolidated financial statements.
(Gain) Loss on Sale of Operating Assets. During the second quarter of 2022, Noble incurred costs of $1.1 million related to professional fees in connection with the anticipated sale of the Remedy Rigs in October 2022.
Hurricane losses and (recoveries), net. Noble incurred $15.9 million of costs, net of recoveries, during the second quarter of 2023 in connection with the Hurricane Ida incident. For additional information about the Hurricane Ida incident, see “Note 13— Commitments and Contingencies” to our unaudited condensed consolidated financial statements.
Other Income and Expenses
Interest Expense. Interest expense totaled $14.7 million and $7.7 million during the second quarter of 2023 and 2022 respectively. The increase was mainly due to the additional debt assumed in the Business Combination with Maersk Drilling in October 2022 and the issuance of 8.000% Senior Notes in April 2023. For additional information, see “Note 6— Debt” to our unaudited condensed consolidated financial statements.
Income Tax (Provision) Benefit. We recorded an income tax benefit of $0.7 million and an income tax provision of $3.9 million during the second quarter of 2023 and 2022, respectively.
During the second quarter of 2023, our tax provision included tax benefits of $50.7 million related to releases and adjustments of valuation allowance for deferred tax benefits in Guyana, Norway, Switzerland and Luxembourg, and a tax benefit of $6.8 million related to a Ghana uncertain tax position release. Such tax benefits are offset by tax expenses related to a Mexico uncertain tax position of $9.8 million, contract fair value amortization of $4.7 million and various recurring quarterly accruals of $42.2 million primarily in Guyana, Australia and Luxembourg.
During the second quarter of 2022, our tax provision included net tax benefits of $4.5 million related to a release of valuation allowance for Guyana deferred tax benefits, a tax benefit of $6.5 million related to a release of valuation allowance for Luxembourg deferred tax benefits. Such tax benefits were offset by tax expenses related to various recurring items comprised of Guyana excess withholding tax on gross revenue of $8.8 million and quarterly tax expense accrual of $6.1 million mostly in Luxembourg and Switzerland.
Results for the Six Months Ended June 30, 2023 and 2022
Net income for the six months ended June 30, 2023 was $173.9 million, or $1.19 per diluted share, on operating revenues of $1.2 billion compared to compared to net income for the six months ended June 30, 2022 of $0.4 million, or zero per diluted share, on operating revenues of $485.4 million.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “—Contract Drilling Services” below.

The following table presents the average rig utilization, operating days and average dayrates for our rig fleet for the periods indicated:

	Average Rig Utilization (1)		Operating Days (2)		Average Dayrates (2)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Floaters	76%	76%	2,618	1,541	347,383	241,510
Jackups	66%	65%	1,663	945	112,571	120,244
Total	72%	72%	4,281	2,486	$256,170	$195,429
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
Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		Change
Operating revenues:	2023	2022	$	%
Contract drilling services	$1,181,470	$457,498	$723,972	158%
Reimbursables and other (1)	$67,119	$27,885	39,234	141%
	$1,248,589	$485,383	$763,206	157%
Operating costs and expenses:
Contract drilling services	$724,322	$344,228	$380,094	110%
Reimbursables (1)	50,802	23,811	26,991	113%
Depreciation and amortization	141,266	52,241	89,025	170%
General and administrative	62,389	34,211	28,178	82%
Merger and integration costs	34,083	18,578	15,505	83%
(Gain) loss on sale of operating assets, net	—	(3,459)	3,459	(100)%
Hurricane losses and (recoveries), net	19,478	2,805	16,673	594%
	1,032,340	472,415	559,925	119%
Operating income (loss)	$216,249	$12,968	$203,281	1,568%
(1)We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

The following table provides information about contract drilling revenue and costs by rig types (dollars in millions except average dayrates):

		Six Months Ended June 30,
		2023		2022
		Floaters	Jackups	Floaters	Jackups
Contract drilling services revenues		$970.2	$211.3	$343.9	$113.6
Contract drilling services costs		$549.4	$174.9	$221.5	$122.7
Average Rig Utilization		76%	66%	76%	65%
Operating Days		2,618	1,663	1,541	945
Average Dayrates		$347,383	$112,571	$241,510	$120,244
Total rigs	— Beginning	19	13	12	8
	— Acquired	—	—	—	—
	— Disposed	—	—	1	—
	— Ending	19	13	13	8
Contract Drilling Services Revenues
Floaters. During the six months ended June 30, 2023, floaters generated revenue of $970.2 million, as compared to $343.9 million in the six months ended June 30, 2022. The increase in revenue is mainly attributable to (i) $358.1 million provided by the eight additional floaters acquired in the Business Combination with Maersk Drilling in October 2022; and (ii) $198.2 million due to an increase in average dayrates in the current period. These increases were partly offset by $21.0 million from rigs with fewer operating days in the current period. Additionally, floater revenue for the current period increased $74.4 million due to additional net non-cash amortization related to off-market customer contract assets and liabilities.
Jackups. During the six months ended June 30, 2023, jackups generated revenue of $211.3 million , as compared to $113.6 million in the six months ended June 30, 2022. The increase in revenue is mainly attributable to $139.8 million provided by the 10 additional jackups acquired in the Business Combination with Maersk Drilling in October 2022. This increase was offset by (i) $43.9 million for the divestiture of the Remedy Rigs in October 2022 in connection with the Business Combination with Maersk Drilling; and (ii) $24.6 million from rigs with less operating days in the current period. Additionally, contract drilling revenue for the current period increased $24.0 million due to additional net non-cash amortization related to off-market customer contract assets and liabilities.
Operating Costs and Expenses
Floaters. During the six months ended June 30, 2023, total contract drilling services costs related to floaters was $549.4 million, as compared to $221.5 million in the six months ended June 30, 2022. The primary drivers of the increase are: (i) $238.1 million related to the eight additional floaters acquired in the Business Combination with Maersk Drilling in October 2022; and (ii) $93.6 million in increased crew, repairs and maintenance and material costs across the remainder of the fleet, some of which was driven by inflation. These increases were offset by $3.8 million due to the divestiture of a semi-submersible unit late in the first quarter of 2022.
Jackups. During the six months ended June 30, 2023, total contract drilling services cost related to jackups was $174.9 million, as compared to $122.7 million in the six months ended June 30, 2022. During the current quarter, cost increases are primarily driven by $114.5 million related to the 10 additional jackups acquired in conjunction with the Business Combination with Maersk Drilling in October 2022. These increases were partly offset by the reduction of $54.8 million in expenses after the sale of the Remedy Rigs in October 2022.
Depreciation and Amortization. Depreciation and amortization totaled $141.3 million and $52.2 million during the six months ended June 30, 2023 and 2022, respectively. Depreciation and amortization increased by $89.1 million in the current year primarily due to $95.2 million related to 18 rigs and related equipment acquired in the Business Combination with Maersk Drilling in October 2022. This increase was partially offset by the sale of the five Remedy Rigs in October 2022 and the divestiture of a semi-submersible unit in the first quarter of 2022.
General and Administrative Expenses. General and administrative expenses totaled $62.4 million and $34.2 million during the six months ended June 30, 2023 and 2022, respectively. The increase is primarily related to the Business

Combination with Maersk Drilling in October 2022, with increases across several categories including employee related costs.
Merger and Integration Costs. Noble incurred $34.1 million and $18.6 million of merger and integration costs during the six months ended June 30, 2023 and 2022, respectively, primarily as a result of the Business Combination with Maersk Drilling in October 2022. Cumulative costs primarily relate to severance plans and share-based compensation charges, transaction-related acquisition costs, professional fees, and certain integration-related activities that are directly attributable to the Business Combination. In the six months ended June 30, 2023, we incurred incremental severance costs and costs related to integration-related activities as compared to the same period in the prior year. For additional information, see “Note 2— Acquisitions and Divestitures” to our unaudited condensed consolidated financial statements.
(Gain) Loss on Sale of Operating Assets. During the six months ended June 30, 2022, Noble recognized a gain of $6.8 million in connection with the sale of the Noble Clyde Boudreaux, offset by costs incurred of $1.1 million related to professional fees in connection with the anticipated sale of the Remedy Rigs in October 2022 and additional costs recognized of $2.2 million related to the sale of rigs in Saudi Arabia in 2021.
Hurricane Losses and (Recoveries), net. Noble incurred $19.5 million of costs, net of recoveries, during the six months ended June 30, 2023 in connection with the Hurricane Ida incident. For additional information about the Hurricane Ida incident, see “Note 13— Commitments and Contingencies” to our unaudited condensed consolidated financial statements.
Other Income and Expenses.
Interest Expense. Interest expense totaled $31.5 million and $15.4 million during the six months ended June 30, 2023 and 2022 respectively. The increase was mainly due to the additional debt assumed in the Business Combination with Maersk Drilling in October 2022, and the issuance of 8.000% Senior Notes in April 2023. For additional information, see “Note 6— Debt” to our unaudited condensed consolidated financial statements.
Income Tax (Provision) Benefit. We recorded an income tax benefit of $16.5 million and $1.3 million during the six months ended June 30, 2023 and 2022, respectively.
During the six months ended June 30, 2023, our tax provision included tax benefits of $95.8 million related to releases of valuation allowance for deferred tax benefits in Guyana, Norway and Switzerland, a tax benefit of $6.8 million related to a Ghana uncertain tax position release. Such tax benefits are offset by tax expenses related to a Mexico uncertain tax position of $9.8 million, contract fair value amortization of $8.9 million and various recurring quarterly accruals of $67.4 million primarily in Guyana, Australia and Luxembourg.
During the six months ended June 30, 2022, our tax provision included net tax benefits of $8.2 million related to a release of valuation allowance for Guyana deferred tax benefits, a tax benefit of $6.5 million related to a release of valuation allowance for Luxembourg deferred tax benefits, $0.9 million related to an adjustment to Swiss deferred tax benefits, and $1.3 million related primarily to deferred tax adjustments. Such tax benefits were partially offset by tax expenses related to various recurring items comprised of Guyana excess withholding tax on gross revenue of $10.5 million and quarterly tax expense accrual of $5.0 million mostly in Luxembourg and Switzerland.
Liquidity and Capital Resources
Debt Refinancing
On April 18, 2023, Noble Finance II, LLC (“Noble Finance II”), a wholly owned subsidiary of Noble, issued $600 million in aggregate principal amount of its 8.000% Senior Notes due 2030 (“2030 Notes”). The 2030 Notes were issued pursuant to an indenture, dated April 18, 2023, among Noble Finance II, the subsidiaries of Noble Finance II party thereto, as guarantors, and U.S. Bank Trust Company, National Association, as trustee. The net proceeds from the offering of 2030 Notes were primarily used to (i) repay the approximately $347.5 million of outstanding borrowings under the New DNB Credit Facility, (ii) to redeem (the “Redemption”) the approximately $173.7 million aggregate principal amount of outstanding Second Lien Notes, and (iii) to pay any premiums, fees and expenses related to the Redemption and the issuance of the 2030 Notes. As of June 30, 2023, we had outstanding $600.0 million aggregate principal amount of our 2030 Notes.
Other Debt Repayments
On February 23, 2023, we repaid the remaining amount under the Term Loan Facility Agreement dated December 10, 2018 by and between Maersk Drilling and Danmarks Skibskredit A/S as lender, agent, and security agent (as amended from time to time, the “DSF Credit Facility”) in full using cash on hand.

Senior Secured Revolving Credit Facility
On April 18, 2023, certain subsidiaries of Noble entered into an Amended and Restated Senior Secured Revolving Credit Agreement, dated April 18, 2023 (the “2023 Revolving Credit Agreement”), by and among Noble Finance II, NIFCO and Noble Drilling A/S, as borrowers, the lenders and issuing banks party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and security trustee. The revolving credit facility under the 2023 Revolving Credit Agreement (the “2023 Revolving Credit Facility”) provides for commitments of $550 million with maturity in 2028. The guarantors under the 2023 Revolving Credit Facility are the same subsidiaries of Noble Finance II that are or will be guarantors of the 2030 Notes.
As of June 30, 2023, we had no loans outstanding and $19.1 million of letters of credit issued under the 2023 Revolving Credit Facility. For additional information about our 2023 Revolving Credit Facility as of June 30, 2023, see “Note 6— Debt” to our unaudited condensed consolidated financial statements.
Letters of credit and surety bonds
As of June 30, 2023, we had $19.1 million of letters of credit issued under the 2023 Revolving Credit Facility and an additional $76.5 million in letters of credit and surety bonds issued under bilateral arrangements which guarantee our performance as it relates to our drilling contracts, contract bidding, tax appeals, customs duties, and other obligations in various jurisdictions. We expect to comply with the underlying performance requirements and we expect obligations under these letters of credit and surety bonds will not be called.
Sources and Uses of Cash
Our principal sources of capital in the current period were cash generated from operating activities as well as net proceeds from the issuance of the 2030 Notes. Cash on hand during the current period was primarily used for the following:
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
We currently expect to fund our cash flow needs with cash generated by our operations, cash on hand, proceeds from sales of assets, or borrowings under our 2023 Revolving Credit Facility and we believe this will provide us with sufficient liquidity to fund our cash flow needs over the next 12 months. Subject to market conditions and other factors, we may also issue equity or long-term debt securities to fund our cash flow needs and for other purposes.
Net cash provided by operating activities was $148.1 million and $36.3 million for the six months ended June 30, 2023 and 2022, respectively. The six months ended June 30, 2023 and 2022 had cash outflows from operating assets and liabilities. We had working capital of $418.5 million at June 30, 2023 and $384.7 million at December 31, 2022.
Net cash used in investing activities was $169.5 million and $63.8 million for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, our capital expenditures consisted primarily of routine projects associated with overhauls and upgrades on various rigs in the newly combined fleet. During the six months ended June 30, 2022, our capital expenditures includes the managed pressure upgrade on the Noble Gerry de Souza, and was offset against proceeds from the sale of the Noble Clyde Boudreaux.
Net cash used in financing activities was $202.3 million and $4.5 million for the six months ended June 30, 2023 and 2022, respectively. The six months ended June 30, 2023 include the repayment of the DSF Credit Facility in full, using cash on hand, redemption of Second Lien Notes, repayment of the DNB Credit Facility and issuance of 2030 Notes. We also repurchased 1.8 million of our Ordinary Shares for total of $70.0 million.
At June 30, 2023, we had a total contract drilling services backlog of approximately $5.0 billion, which includes a commitment of approximately 64% of available days for our Noble rigs for the remainder of 2023. For additional information regarding our backlog, see “Contract Drilling Services Backlog.”
Capital Expenditures
Capital expenditures totaled $170.9 million for the six months ended June 30, 2023 and consisted of the following:
•$94.2 million for sustaining capital;
•$57.7 million in major projects, including subsea and other related projects; and
•$19.0 million for rebillable capital and contract modifications.
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
Critical Accounting Estimates
We prepare our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We disclose our significant accounting policies in “Note 1— Organization and Significant Accounting Policies” to our audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.
For information about our critical accounting policies and estimates, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022. As of June 30, 2023, there have been no material changes to the judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.
See Part I, Item 1, Financial Statements, “Note 3— Accounting Pronouncements,” to the unaudited condensed consolidated financial statements for a description of the recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no significant change in our exposure to market risk when compared to those disclosed in Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 4. Controls and Procedures
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Noble, and Richard B. Barker, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of Noble, have evaluated the disclosure controls and procedures of Noble as of the end of the period covered by this report. On the basis of this evaluation, Mr. Eifler and Mr. Barker have concluded that Noble’s disclosure controls and procedures were effective as of June 30, 2023. Noble’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

In accordance with interpretive guidance issued by SEC staff, companies are allowed to exclude an acquired business from the assessment of internal control over financial reporting during the first year following the date on which the acquisition is completed and from the assessment of disclosure controls and procedures to the extent subsumed in such internal control over financial reporting. In accordance with this guidance, as the Company acquired Maersk Drilling on October 3, 2022, management’s evaluation and conclusion as to the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022 excluded the portion of disclosure controls and procedures that are subsumed by internal control over financial reporting of Maersk Drilling as of June 30, 2023.
Other than the aforementioned acquisition, during the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is presented in “Note 13— Commitments and Contingencies,” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 1A. Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. You should carefully read and consider “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2022, which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exercises of Warrants
During the three months ended June 30, 2023:
•2,097 Ordinary Shares were issued to holders of our Tranche 1 Warrants pursuant to exercises of 2,135 Tranche 1 Warrants; and
•1,784 Ordinary Shares were issued to holders of our Tranche 2 Warrants pursuant to exercises of 1,830 Tranche 2 Warrants; and
•2 Ordinary Shares were issued to holders of our Tranche 3 Warrants pursuant to exercises of 46 Tranche 3 Warrants.
Such Ordinary Shares were issued pursuant to the exemptions from the registration requirements of the Securities Act under Section 4(a)(2) under the Securities Act or Section 1145 of the Bankruptcy Code. For more information on the terms of exercise and other features of the warrants, see our Annual Report on Form 10-K for the year ended December 31, 2022.

Share Repurchases
The following table presents information about our purchases of equity securities for the three months ended June 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
April 1 - 30, 2023	—	—	—	$375,000,141
May 1 - 31, 2023	869,548	$38.40	869,548	$341,593,701
June 1 - 30, 2023	680,561	$39.06	680,561	$315,000,160
Total	1,550,109		1,550,109	$315,000,160
(1)Subject to restrictions under applicable law discussed in “Note 4— Income (Loss) Per Share” to our unaudited condensed consolidated financial statements, we announced a share repurchase plan on Nov 2, 2022 to purchase up to $400 million of outstanding Ordinary Shares or Warrants. The $400 million authorization does not have a fixed expiration, and may be modified, suspended or discontinued at any time. The program does not obligate us to acquire any particular amount of shares. During the three months ended June 30, 2023, we repurchased 1,550,109 of our Ordinary Shares, which were subsequently cancelled.
Item 5. Other Information
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the three months ended June 30, 2023, no such plans or other arrangements were adopted, terminated or modified.
On August 2, 2023, Noble adopted the Noble Corporation plc Executive Change in Control Severance Plan (the “Change in Control Plan”), which provides “double trigger” severance payments and benefits to certain employees including our named executive officers (other than William E. Turcotte). The policy provides an eligible participant with certain payments and benefits in the event that the participant experiences a qualifying termination following a change in control. In the event that an eligible executive’s employment is terminated without cause by Noble or for good reason by the executive within the 24-month period following the occurrence of a change in control, such executive would become entitled to receive, subject to their execution of a release of claims: (1) a lump sum cash payment equal to the sum of the executive’s base salary and target annual cash bonus multiplied by the multiple applicable for such executive’s role (i.e., 3.0 for our Chief Executive Officer and 2.0 for all other covered named executive officers); (2) any unpaid annual cash bonus for the year preceding the year of termination; (3) a pro-rated annual cash bonus for the year of termination based on actual performance; (4) Noble-paid COBRA continuation coverage for up to 18 months following the date of termination; (5) reimbursement for up to $50,000 in outplacement services; and (6) accelerated vesting of equity awards, with any outstanding performance-based equity awards determined based on (i) with respect to any completed performance periods or achieved performance measures, actual performance as of the termination date, and (ii) with respect to incomplete performance periods and performance measures, the target or 100% performance level. The Change in Control Plan contains a modified cutback provision whereby payments payable to an executive may be reduced if doing so would put the executive in a more advantageous after-tax provision than if payments were not reduced and the executive became subject to excise taxes under Section 4999 of the Code.
On August 2, 2023, Noble also adopted the Noble Corporation plc Executive Severance Plan (the “Severance Plan”), which provides severance payments and benefits to certain employees, including our named executive officers (other than William E. Turcotte), outside the context of a change in control. The Severance Plan provides an eligible participant with payments and benefits in the event of an involuntary termination without cause or, for certain employees including our eligible named executive officers, a termination due to good reason. In the event of such a qualifying termination under the Severance Plan, each executive would become entitled to receive, subject to the executive’s execution of a release of claims: (1) a lump sum cash payment equal to the sum of the executive’s base salary and target annual cash bonus multiplied by the multiple applicable for such executive’s role (i.e., 2.0 for our Chief Executive Officer and 1.0 for all other covered named executive officers); (2) any unpaid annual cash bonus for the year preceding the year of termination; (3) a pro-rated annual cash bonus for the year of termination based on actual performance; (4) Noble-paid COBRA continuation coverage for up to 12 months following the date of termination; (5) reimbursement for up to $50,000 in outplacement services; (6) accelerated vesting of time-based equity awards; and (7) continued eligibility to vest in outstanding performance-based equity awards determined based on (i) with respect to any completed performance periods or achieved performance measures, actual performance, and (ii) with respect to incomplete performance periods and performance measures, actual performance over the full performance period and pro-rated based on the number of months the executive was employed during the applicable performance period.
The foregoing descriptions of the Change in Control Plan and the Severance Plan do not purport to be complete and are qualified in their entirety by reference to the full text of the plans, which are filed as Exhibits 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit Number	Exhibit

2.1†
Business Combination Agreement, dated as of November 10, 2021, by and among Noble Corporation, Noble Finco Limited (n/k/a Noble Corporation plc), Noble Newco Sub Limited and The Drilling Company of 1972 A/S (filed as Exhibit 2.1 to Noble Cayman’s Current Report on Form 8-K filed on November 10, 2021 and incorporated herein by reference).

2.2
Amendment No. 1 to Business Combination Agreement, dated as of August 5, 2022, by and among Noble Corporation plc, Noble Corporation, Noble Newco Sub Limited and The Drilling Company of 1972 A/S. (filed as Exhibit 2.1 to Noble Cayman’s Current Report on Form 8-K filed on August 5, 2022 and incorporated herein by reference).

3.1
Amended and Restated Articles of Association of Noble Corporation plc (“Noble”) (filed as Exhibit 3.1 to Noble’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and incorporated herein by reference).

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

10.1*^	Noble Corporation plc Executive Change in Control Severance Plan.

10.2*^	Noble Corporation plc Executive Severance Plan.

10.3*	Form of Time-Vested Restricted Stock Unit Award For Executive Officers, effective as of August 2, 2023, under the Noble Corporation plc 2022 Long-Term Incentive Plan.

10.4*	Form of Performance-Vested Restricted Stock Unit Award, effective as of August 2, 2023, under the Noble Corporation plc 2022 Long-Term Incentive Plan.

10.5*	Form of Director Award, effective as of August 2, 2023, under the Noble Corporation plc 2022 Long-Term Incentive Plan.

10.6†
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

31.1	Certification of Robert W. Eifler, Noble, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Richard B. Barker, Noble, pursuant to the US Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of Robert W. Eifler, Noble, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Richard B. Barker, Noble, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit Number	Exhibit

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Noble Corporation plc, a public limited company formed under the laws of England and Wales

/s/ Richard B. Barker	August 3, 2023
Richard B. Barker Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	August 3, 2023
Laura D. Campbell Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	Date