Form 10-Q
period 2023-09-30
Noble Corp plc
filed 2023-11-01
CIK 1895262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑    No ☐

Number of shares outstanding at October 27, 2023: Noble Corporation plc - 141,054,074

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$244,792	$476,206
Accounts receivable, net	638,746	468,802
Taxes receivable	50,398	34,087
Prepaid expenses and other current assets	97,514	72,695
Total current assets	1,031,450	1,051,790
Intangible assets	11,341	34,372
Property and equipment, at cost	4,413,310	4,163,205
Accumulated depreciation	(399,005)	(181,904)
Property and equipment, net	4,014,305	3,981,301
Goodwill	—	26,016
Other assets	211,820	141,385
Total assets	$5,268,916	$5,234,864
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$159,715
Accounts payable	281,266	290,690
Accrued payroll and related costs	88,953	76,185
Taxes payable	66,149	56,986
Interest payable	22,399	9,509
Other current liabilities	57,062	74,013
Total current liabilities	515,829	667,098
Long-term debt	585,791	513,055
Deferred income taxes	9,174	9,335
Noncurrent contract liabilities	63,312	181,883
Other liabilities	261,810	256,408
Total liabilities	1,435,916	1,627,779
Commitments and contingencies (Note 12)
Shareholders’ equity
Common stock, $0.00001 par value; 141,046,102 and 134,680,941 ordinary shares outstanding as of September 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	3,367,109	3,347,507
Retained earnings	464,453	255,930
Accumulated other comprehensive income (loss)	1,437	3,647
Total shareholders’ equity	3,833,000	3,607,085
Total liabilities and equity	$5,268,916	$5,234,864
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating revenues
Contract drilling services	$671,004	$289,494	$1,852,474	$746,992
Reimbursables and other	26,446	16,378	93,565	44,263
	697,450	305,872	1,946,039	791,255
Operating costs and expenses
Contract drilling services	354,199	186,482	1,078,521	530,710
Reimbursables	16,682	13,284	67,484	37,095
Depreciation and amortization	77,146	24,868	218,412	77,109
General and administrative	33,039	18,089	95,428	52,300
Merger and integration costs	12,966	9,338	47,049	27,916
(Gain) loss on sale of operating assets, net	—	354	—	(3,105)
Hurricane losses and (recoveries), net	2,642	1,896	22,120	4,701
	496,674	254,311	1,529,014	726,726
Operating income (loss)	200,776	51,561	417,025	64,529
Other income (expense)
Interest expense, net of amounts capitalized	(13,005)	(7,943)	(44,539)	(23,338)
Gain on bargain purchase	5,005	—	5,005	—
Gain (loss) on extinguishment of debt, net	—	(196)	(26,397)	(196)
Interest income and other, net	17,206	3,235	16,292	4,766
Income (loss) before income taxes	209,982	46,657	367,386	45,761
Income tax benefit (provision)	(51,659)	(13,072)	(35,184)	(11,775)
Net income (loss)	$158,323	$33,585	$332,202	$33,986

Per share data
Basic:
Net income (loss)	$1.14	$0.48	$2.42	$0.49
Diluted:
Net income (loss)	$1.09	$0.41	$2.29	$0.42
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	158,323	33,585	332,202	33,986
Other comprehensive income (loss)
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive income (loss), net of tax provision (benefit) of zero and $3 for the three months ended September 30, 2023 and 2022, respectively, and $2,436 and $3 for the nine months ended September 30, 2023 and 2022, respectively	(65)	(1,230)	(2,210)	(2,817)
Other comprehensive income (loss), net	(65)	(1,230)	(2,210)	(2,817)
Comprehensive income (loss)	$158,258	$32,355	$329,992	$31,169
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$332,202	$33,986
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	218,412	77,109
Amortization of intangible assets and contract liabilities, net	(95,540)	36,525
Gain on bargain purchase	(5,005)	—
(Gain) loss on extinguishment of debt, net	26,397	196
(Gain) loss on sale of operating assets, net	—	(6,767)
Deferred income taxes	(42,445)	(22,081)
Amortization of share-based compensation	28,058	20,907
Other costs, net	7,248	(4,334)
Changes in components of working capital and other operating activities
Change in taxes receivable	(17,927)	118
Net changes in other operating assets and liabilities	(164,552)	(25,853)
Net cash provided by (used in) operating activities	286,848	109,806
Cash flows from investing activities
Capital expenditures	(268,131)	(109,235)
Proceeds from disposal of assets, net	—	15,756
Net cash provided by (used in) investing activities	(268,131)	(93,479)
Cash flows from financing activities
Issuance of debt	600,000	—
Borrowings on credit facilities	—	220,000
Repayments of debt	(673,411)	(1,828)
Debt extinguishment costs	(25,697)	—
Debt issuance costs	(24,914)	—
Warrants exercised	156	784
Share repurchases	(80,000)	—
Dividend payments	(42,369)	—
Taxes withheld on employee stock transactions	(8,612)	(4,926)
Net cash provided by (used in) financing activities	(254,847)	214,030
Net increase (decrease) in cash, cash equivalents and restricted cash	(236,130)	230,357
Cash, cash equivalents and restricted cash, beginning of period	485,707	196,722
Cash, cash equivalents and restricted cash, end of period	$249,577	$427,079
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at June 30, 2023	137,084	$1	$3,358,108	$359,809	$1,502	$3,719,420
Employee related equity activity
Amortization of share-based compensation	—	—	9,204	—	—	9,204
Issuance of share-based compensation shares	15	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(257)	—	—	(257)
Warrants exercised	4,144	—	54	—	—	54
Share repurchases	(197)	—	—	(10,000)	—	(10,000)
Dividend payments	—	—	—	(43,679)	—	(43,679)
Net income (loss)	—	—	—	158,323	—	158,323
Other comprehensive income (loss), net	—	—	—	—	(65)	(65)
Balance at September 30, 2023	141,046	$1	$3,367,109	$464,453	$1,437	$3,833,000

Balance at December 31, 2022	134,681	$1	$3,347,507	$255,930	$3,647	$3,607,085
Employee related equity activity
Amortization of share-based compensation	—	—	28,058	—	—	28,058
Issuance of share-based compensation shares	462	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(8,612)	—	—	(8,612)
Warrants exercised	7,920	—	156	—	—	156
Share repurchases	(2,017)	—	—	(80,000)	—	(80,000)
Dividend payments	—	—	—	(43,679)	—	(43,679)
Net income (loss)	—	—	—	332,202	—	332,202
Other comprehensive income (loss), net	—	—	—	—	(2,210)	(2,210)
Balance at September 30, 2023	141,046	$1	$3,367,109	$464,453	$1,437	$3,833,000
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - CONTINUED
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at June 30, 2022	67,050	$1	$1,402,608	$102,383	$3,802	$1,508,794
Employee related equity activity
Amortization of share-based compensation	—	—	7,068	—	—	7,068
Warrants exercised	3,304	—	344	—	—	344
Net income (loss)	—	—	—	33,585	—	33,585
Other comprehensive income (loss), net	—	—	—	—	(1,230)	(1,230)
Balance at September 30, 2022	70,354	$1	$1,410,020	$135,968	$2,572	$1,548,561

Balance at December 31, 2021	60,172	$1	$1,393,255	$101,982	$5,389	$1,500,627
Employee related equity activity
Amortization of share-based compensation	—	—	20,907	—	—	20,907
Issuance of share-based compensation shares	365	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(4,926)	—	—	(4,926)
Warrants exercised	9,817	—	784	—	—	784
Net income (loss)	—	—	—	33,986	—	33,986
Other comprehensive income (loss), net	—	—	—	—	(2,817)	(2,817)
Balance at September 30, 2022	70,354	$1	$1,410,020	$135,968	$2,572	$1,548,561
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)

Note 1— Organization and Basis of Presentation
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921. As of September 30, 2023, our fleet of 32 drilling rigs consisted of 19 floaters and 13 jackups.
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Under the acquisition method of accounting, the assets and liabilities of Maersk Drilling and its subsidiaries were recorded at their respective fair values on the Closing Date. Total consideration for the acquisition was $2.0 billion, which included $5.6 million in net cash paid and $2.0 billion in non-cash consideration, primarily related to Ordinary Shares issued to legacy Maersk shareholders and the replacement of legacy Maersk Drilling restricted stock unit awards. The process for recording the purchase price allocation was completed as of September 30, 2023. The Business Combination resulted in a gain on bargain purchase due to the estimated fair value of the identifiable net assets acquired exceeding the purchase consideration transferred by $5.0 million and is shown as a gain on bargain purchase on Noble’s Condensed Consolidated Statement of Operations. Management reviewed the Maersk Drilling assets acquired and liabilities assumed as well as the assumptions utilized in estimating their fair values. Upon completion of our assessment, the Company concluded that recording a gain on bargain purchase was appropriate and required under US GAAP.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Determining the fair value of the assets and liabilities of Maersk Drilling required judgment and certain assumptions to be made. The most significant fair value estimates related to the valuation of Maersk Drilling’s offshore drilling units and other related tangible assets, and the valuation of drilling contracts and other intangibles. The following table represents the allocation of the total purchase price of Maersk Drilling to the identifiable assets acquired and the liabilities assumed based on the fair values as of the Closing Date.

Purchase price consideration:
Fair value of Noble shares transferred to legacy Maersk Drilling shareholders	$1,793,351
Cash paid to legacy Maersk Drilling shareholders	887
Fair value of replacement Maersk Drilling RSU Awards attributable to the purchase price	6,780
Deal Completion Bonus	6,177
Fair Value of Compulsory Purchase	193,678
Total purchase price consideration	$2,000,873

Assets acquired:
Cash and cash equivalents	$172,205
Accounts receivable, net	250,251
Taxes receivable (1)	18,987
Prepaid expenses and other current assets (1)	43,168
Total current assets	484,611
Intangible assets	22,991
Property, plant and equipment, net	2,756,096
Other assets (1)	94,882
Total assets acquired	3,358,580
Liabilities assumed:
Current maturities of long-term debt	129,130
Accounts payable	130,273
Accrued payroll and related costs (1)	23,884
Taxes payable (1)	29,219
Interest payable	800
Other current liabilities (1)	44,253
Total current liabilities	357,559
Long-term debt	596,692
Deferred income taxes	4,071
Noncurrent contract liabilities	237,703
Other liabilities (1)	156,677
Total liabilities assumed	1,352,702
Net assets acquired	2,005,878
Gain on bargain purchase (1)	(5,005)
Purchase price consideration	$2,000,873
(1)During the nine months ended September 30, 2023, the Company recorded tax adjustments, which resulted in a net decrease to current taxes receivable and current taxes payable of $1.6 million and $9.0 million, respectively, a net increase to deferred tax assets of $25.2 million, a net increase to other current liabilities of $3.0 million, a net increase to reserves for uncertain tax positions of $13.1 million, and a net decrease to other tax liabilities of 14.6 million. Other adjustments were made to remeasure certain payroll tax related balances. As a result of the

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
aforementioned adjustments, initial goodwill recognized on the purchase was revised to a gain on bargain purchase.

See “Note 4— Acquisitions and Divestitures” in our Annual Report on Form 10-K for the year ended December 31, 2022, for additional information on the Business Combination.
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
Note 4— Income (Loss) Per Share
The following table presents the computation of basic and diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$158,323	$33,585	$332,202	$33,986
Denominator:
Weighted average shares outstanding – basic	139,400	70,318	137,478	69,260
Dilutive effect of share-based awards	3,204	3,388	3,204	3,388
Dilutive effect of warrants	3,117	8,220	4,339	8,718
Weighted average shares outstanding – diluted	145,721	81,926	145,021	81,366
Per share data
Basic
Net income (loss)	$1.14	$0.48	$2.42	$0.49
Diluted
Net income (loss)	$1.09	$0.41	$2.29	$0.42
Only those items having a dilutive impact on our basic income (loss) per share are included in diluted income (loss) per share. The following table displays the share-based instruments that have been excluded from diluted income (loss) per share since the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Share-based awards	—	—	—	—
Warrants (1)	2,774	2,774	2,774	2,774
(1)Represents the total number of warrants outstanding which did not have a dilutive effect. In periods where the warrants are determined to be dilutive, the number of shares which will be included in the computation of diluted shares is determined using the treasury stock method, adjusted for mandatory exercise provisions under the warrant agreements if applicable.
Share Capital
As of September 30, 2023, Noble had approximately 141.0 million Ordinary Shares outstanding as compared to approximately 134.7 million Ordinary Shares outstanding at December 31, 2022. In addition, as of September 30, 2023,

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
1.1 million Tranche 1 Warrants, 1.2 million Tranche 2 Warrants, and 2.8 million Tranche 3 Warrants (each as defined herein) were outstanding and exercisable. We also have 1.3 million Ordinary Shares authorized and reserved for issuance pursuant to equity awards under the Noble Corporation plc 2022 Long-Term Incentive Plan.
Our most recent quarterly dividend payment to shareholders, totaling approximately $42.4 million (or $0.30 per share), was declared on July 11, 2023, and paid on September 14, 2023, to shareholders of record at close of business on August 17, 2023.
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
Share Repurchases
Under applicable law, the Company is only permitted to purchase its own Ordinary Shares by way of an “off-market purchase” in a plan approved by shareholders. Such may be made only out of Noble’s “distributable reserves” on its statutory balance sheet in accordance with applicable law. As of the date of this report, we have shareholder authority to repurchase up to 15% per annum of the issued share capital of the Company as of the beginning of each fiscal year for a five-year period (subject to an overall aggregate maximum of 20.6 million Ordinary Shares). During the three and nine months ended September 30, 2023, respectively, we repurchased 0.2 million and 2.0 million of our Ordinary Shares, which were subsequently cancelled. The Inflation Reduction Act of 2022 imposes a 1% excise tax on stock repurchases by publicly traded U.S. corporations that occur after December 31, 2022. Such tax may also apply if a domestic affiliate of a publicly traded foreign corporation purchases, or is deemed to fund the purchase of, the shares of the publicly traded foreign corporation. None of these conditions were met for share repurchases to date, and are not expected to be met for future repurchases; as such, the excise tax should not be applicable to Noble.
Warrants
The tranche 1 warrants (the “Tranche 1 Warrants”) are exercisable for one Ordinary Share per warrant at an exercise price of $19.27 per warrant, the tranche 2 warrants (the “Tranche 2 Warrants”) are exercisable for one Ordinary Share per warrant at an exercise price of $23.13 per warrant, and the tranche 3 warrants (the “Tranche 3 Warrants”) are exercisable for one Ordinary Share per warrant at an exercise price of $124.40 per warrant.
Note 5— Property and Equipment
Property and equipment, at cost, for Noble consisted of the following:

	September 30, 2023	December 31, 2022
Drilling equipment and facilities	$4,231,251	$3,997,498
Construction in progress	142,265	123,911
Other	39,794	41,796
Property and equipment, at cost	$4,413,310	$4,163,205
Capital expenditures, including capitalized interest, during the three months ended September 30, 2023 and 2022, totaled $88.6 million and $40.8 million, respectively, and totaled $259.4 million and $116.9 million during the nine months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023, the rig Noble Explorer and a warehouse in Brazil qualified as held for sale and were included in “Other assets” on our Condensed Consolidated Balance Sheet at their carrying values of $3.4 million and $1.7 million, respectively.
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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 6— Debt
Amended and Restated Senior Secured Revolving Credit Agreement
On April 18, 2023, certain subsidiaries of Noble amended and restated the senior secured credit facility, dated February 5, 2021, by entering into an Amended and Restated Senior Secured Revolving Credit Agreement, dated April 18, 2023 (the “2023 Revolving Credit Agreement” and the facility thereunder, the "2023 Revolving Credit Facility"), by and among Noble Finance II, LLC (“Noble Finance II”), Noble International Finance Company (“NIFCO”) and Noble Drilling A/S, as borrowers, the lenders and issuing banks party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and security trustee. The 2023 Revolving Credit Facility provides for commitments of $550 million with maturity in 2028. The guarantors under the 2023 Revolving Credit Facility are the same subsidiaries of Noble Finance II that are or will be guarantors of the 2030 Notes (as defined below). As of September 30, 2023, we had no loans outstanding and $5.4 million of letters of credit issued under the 2023 Revolving Credit Agreement.
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
The loans outstanding under the 2023 Revolving Credit Facility bear interest at a rate per annum equal to the applicable margin plus, at Noble Finance II’s option, either: (i) the Term SOFR Rate (as defined in the 2023 Revolving Credit Agreement) plus 0.10%; or (ii) a base rate, determined as the greatest of (x) the prime loan rate as published in the Wall Street Journal, (y) the NYFRB Rate (as defined in the 2023 Revolving Credit Agreement) plus 1/2 of 1%, and (z) the one-month Term SOFR Rate plus 0.10% plus 1%. The applicable margin is initially 2.75% per annum for Term SOFR Rate loans and 1.75% per annum for base rate loans and will range based on the Consolidated Total Net Leverage Ratio (as defined in the 2023 Revolving Credit Agreement, which allows for certain cash netting depending on the amount of loans and letters of credit outstanding under the 2023 Revolving Credit Facility at the time of calculation), from 2.75% per annum to 3.75% per annum for Term SOFR Rate loans and 1.75% per annum to 2.75% per annum for base rate loans. The Borrowers are required to pay interest on (i) overdue principal at the rate equal to 2.00% per annum in excess of the applicable interest rate under the 2023 Revolving Credit Facility, to the extent lawful, and (ii) overdue installments of interest, if any, without regard to any applicable grace period, at 2% in excess of the interest rate applicable to base rate loans, to the extent lawful.
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
At any time prior to April 15, 2026, Noble Finance II may, from time to time, redeem up to 40% of the aggregate principal amount of 2030 Notes at a redemption price of 108% of the principal amount of the 2030 Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on an interest payment date that is on or prior to the redemption date), in an amount not greater than the net cash proceeds of one or more equity offerings by Noble Finance II, subject to certain requirements. In addition, prior to April 15, 2026, Noble Finance II may redeem the 2030 Notes at a redemption price equal to 100% of the principal amount of the 2030 Notes redeemed, plus an applicable make-whole premium and accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time on or after April 15, 2026, Noble Finance II may redeem all or part of the 2030 Notes at fixed redemption prices (expressed as percentages of the principal amount) beginning at 104.00% and decreasing thereafter, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
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
The indenture governing the 2030 Notes contains a covenant that requires Noble Finance II to furnish to holders of the 2030 Notes certain financial information relating to Noble Finance II and its restricted subsidiaries. The obligation to furnish such information may be satisfied by providing financial information of Noble along with a description of the differences between such information and the financial information of Noble Finance II and its restricted subsidiaries on a standalone basis. As a result of Noble conducting substantially all of its business through Noble Finance II, the financial position and results of operations for Noble Finance II are the same as the information presented for Noble in all material respects, with the exception of operating income (loss) and gain (loss) on extinguishment of debt. For the three and nine months ended September 30, 2023, Noble Finance II’s operating income (loss) was $14.2 million and $43.2 million higher, respectively, than that of Noble. The operating income (loss) difference is primarily a result of expenses related to corporate legal costs and administration charges attributable to Noble for operations support and stewardship-related services.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Second Lien Notes
On February 5, 2021, pursuant to the Backstop Commitment Agreement, dated October 12, 2020, Noble Cayman and Noble Finance Company (“Finco”) consummated a rights offering of senior secured second lien notes (the “Second Lien Notes”) and associated Noble Cayman Shares at an aggregate subscription price of $200.0 million.
On April 18, 2023, we redeemed the remaining balance of approximately $173.7 million aggregate principal amount of outstanding Second Lien Notes using a portion of the proceeds from the offering of the 2030 Notes, and recognized a loss of approximately $25.7 million.
DNB Credit Facility and New DNB Credit Facility
Upon closing the Business Combination with Maersk Drilling, Noble guaranteed the Term and Revolving Facilities Agreement dated December 6, 2018, by and among Maersk Drilling, the rig owners and material intragroup charterers party thereto and DNB Bank ASA as agent (as amended from time to time, the “DNB Credit Facility”).
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
Fair Value of Debt
Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our debt instruments was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities (Level 2 measurement). The fair value of each of the Revolving Credit Facility, the New DNB Credit Facility and the DSF Credit Facility approximates its respective carrying amount as its interest rate is variable and reflective of market rates. All remaining fair value disclosures are presented in “Note 10— Fair Value of Financial Instruments.”
The following table presents the carrying value, net of unamortized debt issuance costs and discounts or premiums, and the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, respectively:

	September 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior secured notes
8.000% Senior Notes due April 2030	$585,791	$609,006	$—	$—
11.000% Senior Notes due February 2028	—	—	173,695	192,353
Credit facility
Amended and Restated Senior Secured Revolving Credit Facility matures April 2028	—	—	—	—
Term Loans
New DNB Credit Facility matures December 2025	—	—	349,360	350,000
DSF Credit Facility matures December 2023	—	—	149,715	149,715
Total debt	585,791	609,006	672,770	692,068
Less: Current maturities of long-term debt	—	—	159,715	—
Long-term debt	$585,791	$609,006	$513,055	$692,068

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 7— Revenue and Customers
Disaggregation of Revenue
The following table provides information about contract drilling revenue by rig types:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Floaters	$549,130	$217,923	$1,519,346	561,826
Jackups	121,874	71,571	333,128	185,166
Total	$671,004	$289,494	$1,852,474	$746,992
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
The following table provides information about contract assets and contract liabilities from contracts with customers:

	September 30, 2023	December 31, 2022
Current customer contract assets	$2,824	$11,169
Noncurrent customer contract assets	347	368
Total customer contract assets	3,171	11,537

Current deferred revenue	(19,160)	(40,214)
Noncurrent deferred revenue	(14,403)	(19,583)
Total deferred revenue	$(33,563)	$(59,797)

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Significant changes in the remaining performance obligation contract assets and the contract liabilities balances for the nine months ended September 30, 2023 and 2022, are as follows:

	Contract Assets	Contract Liabilities
Net balance at December 31, 2022	$11,537	$(59,797)

Amortization of deferred costs	(21,722)	—
Additions to deferred costs	13,356	—
Amortization of deferred revenue	—	62,125
Additions to deferred revenue	—	(35,891)
Total	(8,366)	26,234

Net balance at September 30, 2023	$3,171	$(33,563)

Net balance at December 31, 2021	$5,744	$(27,755)

Amortization of deferred costs	(17,793)	—
Additions to deferred costs	28,561	—
Amortization of deferred revenue	—	37,942
Additions to deferred revenue	—	(71,489)
Reclassification to held for sale	(8,584)	20,002
Total	2,184	(13,545)

Net balance at September 30, 2022	$7,928	$(41,300)
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)

	Unfavorable contracts	Favorable contracts
Balance at December 31, 2022	$(181,883)	$34,372
Additions	—	—
Amortization	118,571	(23,031)
Balance at September 30, 2023	$(63,312)	$11,341

Balance at December 31, 2021	$—	$61,849
Additions	—	—
Amortization	—	(36,526)
Balance at September 30, 2022	$—	$25,323
Estimated future amortization over the expected remaining contract periods:

	For the Years Ended December 31,
	2023	2024	2025	Total
Unfavorable contracts	$14,665	$40,439	$8,208	$63,312
Favorable contracts	—	(8,891)	(2,450)	(11,341)
Total	$14,665	$31,548	$5,758	$51,971
Note 8— Income Taxes
At September 30, 2023, the Company had deferred tax assets of $166.2 million, net of valuation allowance. Additionally, the Company also had deferred tax liabilities of $9.2 million, inclusive of a valuation allowance of $19.2 million.
During the three months ended September 30, 2023, the Company recognized additional discrete deferred tax benefits of $17.2 million related to releases and adjustments of valuation allowance for deferred tax benefits in Guyana, Norway, Switzerland, and Luxembourg.
During the nine months ended September 30, 2023, the Company recognized additional discrete deferred tax benefits of $80.8 million, $18.1 million, $10.5 million, and $4.1 million in Guyana, Luxembourg, Switzerland, and Norway, respectively.
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
At September 30, 2023, the reserves for uncertain tax positions totaled $192.2 million (net of related tax benefits of $0.1 million). At December 31, 2022, the reserves for uncertain tax positions totaled $175.9 million (net of related tax benefits of $0.3 million).
It is reasonably possible that our existing liabilities related to our reserve for uncertain tax positions may fluctuate in the next 12 months primarily due to the completion of open audits or the expiration of statutes of limitation.
During the three months ended September 30, 2023, our tax provision included tax benefits of $17.2 million related to releases and adjustments of valuation allowance for deferred tax benefits in Guyana, Norway, Switzerland, and Luxembourg and a tax benefit of $2.0 million related to a foreign tax credit refund. Such tax benefits are offset by tax

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
expenses related to contract fair value amortization of $7.4 million and various recurring quarterly accruals of $63.5 million primarily in Guyana, Australia, Denmark, and Luxembourg.
During the nine months ended September 30, 2023, our tax provision included tax benefits of $113.5 million related to releases of valuation allowance for deferred tax benefits in Guyana, Luxembourg, Norway, and Switzerland, a tax benefit of $6.8 million related to a Ghana uncertain tax position release, and a tax benefit of $2.0 million related to a foreign tax credit refund. Such tax benefits are offset by tax expenses related to a Mexico uncertain tax position of $9.8 million, contract fair value amortization of $16.3 million, and various recurring quarterly accruals of $131.3 million primarily in Guyana, Australia, Denmark, and Luxembourg.
In Denmark, prior to the Merger, Maersk Drilling was subject to a mandatory joint taxation scheme with all other Danish entities under the common control of A.P. Møller Holding A/S. To the extent Maersk Drilling incurred tax losses in Denmark until the Merger, such losses may be utilized by other jointly taxed entities. Noble may be compensated through a joint taxation contribution when such losses are utilized. In the event that A.P. Møller Holding A/S or any jointly taxed entity is subject to audits for years and periods prior to and until the Merger and such audits result in adjustments to relevant tax returns, adjustments to the prior year joint tax contributions may be required. This could result in additional compensation to Noble or refunds payable by Noble to A.P. Møller Holding A/S or to any previous joint taxation group administration company of previously received joint taxation contributions. Since the Merger and through September 30, 2023, Noble has recognized tax contribution payments of approximately $20.0 million under this arrangement related to the period beginning with the Merger. Approximately $18.0 million of such payments is included in “Interest income and other, net” and approximately $2.0 million is recorded as a tax benefit on our Condensed Consolidated Statements of Operations.
The Finance (No 2) Act 2023, which includes the UK’s introduction of Pillar 2, received Royal Assent on July 11, 2023. We are continuing to evaluate the impact of this legislation, but we do not currently believe the implications should have a material adverse effect on the Company’s unaudited condensed consolidated financial statements.
Note 9— Employee Benefit Plans
Pension costs (gain) include the following components for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023		2022
	Non-US	US	Non-US	US
Interest cost	$508	$2,248	$272	$1,688
Return on plan assets	(433)	(2,394)	(316)	(3,145)
Recognized net actuarial (gain) loss	54	(58)	—	(5)
Net pension benefit cost (gain)	$129	$(204)	$(44)	$(1,462)

	Nine Months Ended September 30,
	2023		2022
	Non-US	US	Non-US	US
Interest cost	$1,632	$6,744	893	5,064
Return on plan assets	(1,392)	(7,184)	(1,039)	(9,435)
Recognized net actuarial (gain) loss	176	(173)	—	(15)
Net pension benefit cost (gain)	$416	$(613)	$(146)	$(4,386)
During the three and nine months ended September 30, 2023 and 2022, we made no contributions to our pension plans. Effective December 31, 2016, employees and alternate payees accrue no future benefits under the US plans and, as such, Noble recognized no service costs with the plans for three and nine months ended September 30, 2023 and 2022.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 10— Fair Value of Financial Instruments
The following tables present the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	September 30, 2023
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency forward contracts	$117	$—	$117	$—
Liabilities
Foreign currency forward contracts	$708	$—	$708	$—

	December 31, 2022
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency forward contracts	$2,422	$—	$2,422	$—
Liabilities
Foreign currency forward contracts	$1,124	$—	$1,124	$—
Our cash, cash equivalents and restricted cash, accounts receivable and accounts payable are short-term by nature. As a result, the carrying values included in our Condensed Consolidated Balance Sheets approximate fair value.
Note 11— Derivative Instruments
Although we are a UK company, we define foreign currency as any non-US dollar denominated currency. Our functional currency is the US Dollar. We are exposed to risks on future cash flows to the extent that expenses denominated in a foreign currency are not equal to revenues denominated in the same foreign currency. The Company uses foreign currency forward contracts to manage our net exposure to fluctuations in currency exchange rates. Currencies of the Company’s derivative instruments include DKK, the Australian dollar (“AUD”) and the British pound sterling (“GBP”). Currency derivatives are mainly realized within one year. We did not enter into any derivative contracts during the three and nine months ended September 30, 2022.
We have exposure related to changes in interest rates on borrowings under the 2023 Revolving Credit Facility and may be subject to similar exposure on future borrowing arrangements. The Company may use interest rate swap contracts to manage our exposure to fluctuations in interest rates. The Company did not enter into any interest rate swap contracts during the nine months ended September 30, 2023 or 2022.
Derivative financial instruments are recognized on the trading date and measured at fair value using generally accepted valuation techniques based on relevant observable inputs. The Company does not enter into derivative transactions for speculative purposes and for accounting purposes we have not elected to apply hedge accounting for these transactions. Realized gains and losses as well as changes in the fair values of derivative financial instruments are recognized in the income statement in “Interest income and other, net” on our Condensed Consolidated Statements of Operations.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
The following tables summarize notional value of currency derivative contracts as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Foreign Currency	USD Equivalent	Foreign Currency	USD Equivalent
DKK to USD	88,571	12,843	484,593	68,840
AUD to USD	10,373	7,156	51,139	35,257
GBP to USD	1,957	2,401	9,083	10,922
The following gains (losses) from derivative instruments were recognized on our Condensed Consolidated Statements of Operations:

Derivative Instrument	Description	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Foreign currency forward contracts	Realized gain (loss)	363	826
Foreign currency forward contracts	Unrealized gain (loss)	(984)	(1,889)

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 12— Commitments and Contingencies
Tax Matters
Audit claims of approximately $327.8 million attributable to income and other business taxes remain outstanding and are under continued objection by Noble. Such audit claims are attributable to Mexico related to tax years 2007 and 2009, Australia related to tax years 2013 to 2016, Guyana related to tax years 2018 to 2021, Saudi Arabia related to tax years 2015 to 2019, Nigeria related to tax years 2010 to 2019, Ghana related to tax years 2011 to 2017, and Egypt related to tax years 2012 to 2016. We intend to vigorously defend our reported positions and currently believe the ultimate resolution of the audit claims will not have a material adverse effect on our condensed consolidated financial statements. This remains under continued monitoring and evaluation on a quarterly basis as facts change and as audits and/or litigation continue to progress.
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
Letters of Credit and Surety bonds
As of September 30, 2023, we had $5.4 million of letters of credit issued under the 2023 Revolving Credit Facility and an additional $72.9 million in letters of credit and surety bonds issued under bilateral arrangements which guarantee our performance as it relates to our drilling contracts, contract bidding, tax appeals, customs duties, and other obligations in various jurisdictions. We expect to comply with the underlying performance requirements and we expect obligations under these letters of credit and surety bonds will not be called.
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
We are a defendant in certain claims and litigation arising out of operations in the ordinary course of business, including other personal injury claims, the resolution of which, in the opinion of management, will not be material to our financial position, results of operations, or cash flows. There is inherent risk in any litigation or dispute and no assurance can be given as to the outcome of these claims.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 13— Supplemental Financial Information
Condensed Consolidated Balance Sheets Information
Noble’s restricted cash balance as of September 30, 2023 and December 31, 2022, was $4.8 million and $9.5 million, respectively. All restricted cash is recorded in “Prepaid expenses and other current assets.”
Condensed Consolidated Statements of Cash Flows Information
Operating cash activities
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Nine Months Ended September 30,
	2023	2022
Accounts receivable	$(169,944)	$(73,756)
Other current assets	(30,250)	5,763
Other assets	7,356	(3,585)
Accounts payable	(721)	16,484
Other current liabilities	22,815	(4,999)
Other liabilities	6,192	34,240
Total net change in assets and liabilities	$(164,552)	$(25,853)
Non-cash investing and financing activities
Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of September 30, 2023 and December 31, 2022 were $61.3 million and $70.0 million, respectively.
Note 14— Subsequent Events
On October 31, 2023, Noble announced that its Board of Directors approved a declaration of a quarterly cash interim dividend on its Ordinary Shares of $0.40 per share. This dividend is to be payable on December 14, 2023, to shareholders of record at close of business on November 15, 2023.
On October 20, 2023, a floating production vessel experienced what we believe was a mooring failure and allided with the Noble Resilient which was jacked up and stationary approximately 70 meters off the quayside at the Port of Frederikshavn in Denmark causing significant damage. There are no injuries reported at this time and all personnel on board were promptly accounted for and successfully disembarked. An investigation and damage assessment is underway and we expect damages to be covered by the liable party or our own insurance, subject to terms and limits of the applicable insurance policies. The Noble Resilient has been awarded a 120-day contract with Petrogas at $133,000 per day scheduled to commence between August 1, 2024, and September 30, 2024, and while the required repairs could impact availability for additional work ahead of the Petrogas contract, at this time we do not expect the timing of the Petrogas contract to be impacted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at September 30, 2023, and our results of operations for the three and nine months ended September 30, 2023 and 2022. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q, the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed by Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble”) and our other filings with the US Securities and Exchange Commission (“SEC”).
On September 30, 2022, pursuant to a Business Combination Agreement, dated November 10, 2021 (as amended, the “Business Combination Agreement”), by and among Noble, Noble Corporation, an exempted company incorporated in the Cayman Islands with limited liability (“Noble Cayman”), Noble Newco Sub Limited, a Cayman Islands exempted company and a direct, wholly owned subsidiary of Noble (“Merger Sub”), and The Drilling Company of 1972 A/S, a Danish public limited liability company (“Maersk Drilling”), Noble Cayman merged with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger as a wholly owned subsidiary of Noble. As a result of the Merger, Noble became the ultimate parent of Noble Cayman and its respective subsidiaries.
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

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, as amended. All statements other than statements of historical facts included in this report or in the documents incorporated by reference, are forward looking statements, including those regarding expected financial performance, revenues, expected utilization and fleet status, stacking of rigs, effects of new rigs on the market revenues, operating expenses, cash flows, contract status, tenders, terms and duration, dayrates, termination and extensions, contract backlog, the availability, delivery, mobilization, stacking or reactivation, contract commencement, relocation or other movement of rigs and the timing thereof, contract claims, capital expenditures, insurance maintenance and renewals, access to financing, rig demand, peak oil, the offshore drilling market, oil prices, production levels among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil and gas producing nations (together with OPEC, “OPEC+”), and any expectations we may have with respect thereto, our future financial position, business strategy, impairments, repayment of debt, credit ratings, liquidity, borrowings under any credit facilities or other instruments, sources of funds, cost inflation, planned acquisitions or divestitures of assets, governmental regulations and permitting, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, share repurchases, progress, plans and goals related to environmental, social and governance matters; the outcome of tax disputes; assessments and settlements; and expense management, the outcome of any dispute, litigation, audit or investigation, plans, foreign currency requirements results of joint ventures, general economic, market, including inflation and recessions, trends and outlook; general political conditions, including political tensions, conflicts and war, timing, benefits or results of acquisitions or dispositions (including the Business Combination (as defined herein) and our plans, objectives, expectations and intentions related to the Business Combination), and timing for compliance with any new regulations. Forward-looking statements involve risks, uncertainties and assumptions, and actual results may differ materially from any future results expressed or implied by such forward-looking statements. When used in this report or in the documents incorporated by reference, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “on track,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “shall,” “target,” “will” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. Risks and uncertainties include, but are not limited to: a decline in the price of oil or gas, reduced demand for oil and gas products and increased regulation of drilling and production, price competition and cyclicality in the offshore drilling industry, offshore rig supply, dayrates and demand for rigs, contract duration, renewal, terminations and repricing, national oil companies and governmental clients, contract backlog, customer concentration, operational hazards and risks, labor force unionization, labor interruptions and labor regulations, public health issues, including epidemics or pandemics such as the COVID-19 pandemic, joint ventures as well as investments in associates, international operations and related mobilization and demobilization of rigs, operational interruptions, delays, maintenance and resulting reduced payment of dayrates, maintenance and renewal of insurance, protection of sensitive information, operational technology systems and critical data, upgrades, refurbishment and repair of rigs and any related delays and cost overruns, the ability to attract and retain skilled personnel or the increased cost in doing so, supplier capacity constraints or shortages in parts or equipment, supplier production disruptions, supplier quality and sourcing issues or price increases, future mergers, acquisitions or dispositions of businesses or assets or other strategic transactions, acts of terrorism, piracy and political and social unrest, hurricanes and related windstorm damage, responding to energy rebalancing, non-performance of suppliers or third-party subcontractors, the Business Combination and related integration, the maintenance of effective internal controls, impairments on property and equipment, including rigs and related capital spares, operating, financial restrictions and maintenance of covenants in our debt financing, tax disputes or tax challenges, compliance with Governmental laws and regulations including those related to anti-bribery or anti-corruption, environmental protection and health and safety and disputes and litigation that could cause actual plans or results to differ materially from those included in any forward-looking statements. Actual results could differ materially from those expressed as a result of various factors and could, among other impacts, impact our ability to repurchase shares and declare and pay dividends such that we suspend our share repurchase program and reduce, suspend, or totally eliminate dividend payments in the future. These factors include those “Risk Factors” referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, and in our other filings with the SEC. We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us. Future quarterly dividends and other shareholder returns will be subject to, amongst other things, approval by the Board of Directors, and may be modified as market conditions dictate.
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
Market Outlook
In recent years, oil prices have generally remained at levels that are supportive of offshore exploration and development activity and global rig demand is increasing. This increasing demand has been caused by the combination of growing confidence in commodity prices, heightened focus on energy security, recent multi-year underinvestment in the development and exploration of hydrocarbons, and relative attractiveness of offshore plays with respect to both cost and carbon emissions. This increase had a positive impact on dayrates for certain of our rig classes.
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
Although the market outlook in our business varies by geographical region and water depth, we remain encouraged by the recovery in the ultra-deepwater floater market, with overall demand having increased from 2020 lows. Our customers continue to focus on the highest specification floaters, which represents the majority of our floater fleet. We have also observed an overall demand increase in the global jack-up market, with the Middle East being the largest component of this increase.
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
We expect inflationary pressures and supply chain disruptions to persist which has led or may lead to increased costs of services.

Contract Drilling Services Backlog
We maintain a backlog of commitments for contract drilling services. Our contract drilling services backlog reflects estimated future revenues attributable to signed drilling contracts. While backlog did not include any letters of intent as of September 30, 2023, in the past we have included in backlog certain letters of intent that we expect to result in binding drilling contracts. As of September 30, 2023, contract drilling services backlog totaled approximately $4.7 billion, which includes a commitment of approximately 59% of available days for the remainder of 2023.
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
The table below presents the amount of our contract drilling services backlog as of September 30, 2023, and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2023 (1)	2024	2025	2026	2027
	(In thousands)
Contract Drilling Services Backlog
Floaters (2)(3)	$3,607,623	$418,148	$1,305,562	$922,291	$708,933	$252,689
Jackups	1,094,489	87,176	376,783	249,972	205,598	174,960
Total	$4,702,112	$505,324	$1,682,345	$1,172,263	$914,531	$427,649
Percent of Available Days Committed (4)
Floaters (3)		60%	47%	32%	24%	9%
Jackups		56%	52%	27%	18%	14%
Total		59%	49%	30%	22%	11%
(1)Represents a three month period beginning October 1, 2023.
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
(3)Noble entered into a multi-year Commercial Enabling Agreement (the “CEA”) with ExxonMobil in February 2020. Under the CEA, dayrates earned by each rig will be updated twice per year to the projected market rate at the time the new rate goes into effect, subject to a scale-based discount and a performance bonus that appropriately aligns the interests of Noble and ExxonMobil. Under the CEA, the table above includes awarded and remaining term of two years and one month related to each of the four following rigs: the Noble Tom Madden, Noble Bob Douglas, Noble Don Taylor and Noble Sam Croft. Under the CEA, ExxonMobil may reassign terms among rigs.
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
As of September 30, 2023, ExxonMobil and Aker BP represented approximately 46.3% and 16.3% of our backlog, respectively.
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
See Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2022, for additional information on our business and strategy.
Results of Operations
Results for the Three Months Ended September 30, 2023 and 2022
Net income for the three months ended September 30, 2023 (the “current quarter”), was $158.3 million, or $1.09 per diluted share, on operating revenues of $697.5 million compared to net income for the three months ended September 30, 2022, of $33.6 million, or $0.41 per diluted share, on operating revenues of $305.9 million.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates, and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “Contract Drilling Services” below.
The following table presents the average rig utilization, operating days and average dayrates for our rig fleet for the periods indicated:

	Average Rig Utilization (1)		Operating Days (2)		Average Dayrates (2)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Floaters	77%	78%	1,348	792	403,813	285,362
Jackups	64%	82%	824	606	140,775	118,209
Total	72%	80%	2,172	1,398	$304,040	$212,958
(1)We define utilization for a specific period as the total number of days our rigs are operating under contract divided by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet.
(2)An operating day is defined as a calendar day during which a rig operated under a drilling contract. We define average dayrates as revenue from contract drilling services earned per operating day. Average dayrates exclude the effect of non-cash amortization related to favorable and unfavorable off-market customer contract assets and liabilities.

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change
Operating revenues:	2023	2022	$	%
Contract drilling services	$671,004	$289,494	$381,510	132%
Reimbursables and other (1)	26,446	16,378	10,068	61%
	697,450	305,872	391,578	128%
Operating costs and expenses:
Contract drilling services	$354,199	$186,482	$167,717	90%
Reimbursables (1)	16,682	13,284	3,398	26%
Depreciation and amortization	77,146	24,868	52,278	210%
General and administrative	33,039	18,089	14,950	83%
Merger and integration costs	12,966	9,338	3,628	39%
(Gain) loss on sale of operating assets, net	—	354	(354)	(100)%
Hurricane losses and (recoveries), net	2,642	1,896	746	39%
	496,674	254,311	242,363	95%
Operating income (loss)	$200,776	$51,561	$149,215	289%
(1)We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations, or cash flows.
The following table provides information about contract drilling revenue and costs by rig types (dollars in millions except average dayrates):

		Three Months Ended September 30,
		2023		2022
		Floaters	Jackups	Floaters	Jackups
Contract drilling services revenues		$549.1	$121.9	$217.9	$71.6
Contract drilling services costs		$266.9	$87.3	$123.6	$62.9
Average rig utilization		77%	64%	78%	82%
Operating days		1,348	824	792	606
Average dayrates		$403,813	$140,775	$285,362	$118,209
Total rigs	— Beginning and ending	19	13	11	8
Contract Drilling Services Revenues
Floaters. During the third quarter of 2023, floaters generated revenue of $549.1 million, as compared to $217.9 million in the third quarter of 2022. The increase in revenue was mainly attributable to $215.6 million provided by the eight additional floaters acquired in the Business Combination with Maersk Drilling in October 2022 as well as $95.2 million due to an increase in average dayrates in the current period and $7.4 million from rigs with more operating days in the current period. Additionally, floater revenue from net non-cash amortization related to off-market customer contract assets and liabilities increased $13.0 million in the current quarter.
Jackups. During the third quarter of 2023, jackups generated revenue of $121.9 million, as compared to $71.6 million in the third quarter of 2022. The increase in revenue was primarily attributable to $84.7 million provided by the 10 additional jackups acquired in the Business Combination with Maersk Drilling in October 2022. This increase was partly offset by $26.7 million pertaining to the divestiture of jackup rigs (the “Remedy Rigs”) in October 2022 in connection with the Business Combination with Maersk Drilling and $14.4 million from rigs with fewer operating days in the current period. Additionally, jackups revenue from net non-cash amortization related to off-market customer contract assets and liabilities increased $5.9 million in the current quarter.
Operating Costs and Expenses
Floaters. During the third quarter of 2023, total contract drilling services costs related to floaters was $266.9 million, as compared to $123.6 million in the third quarter 2022. The primary drivers of the increase were $67.9 million related to the eight additional floaters acquired in the Business Combination with Maersk Drilling in October 2022 and $75.4 million in increased crew, repairs and maintenance, and material costs across the remainder of the fleet, some of which was driven by inflation.
Jackups. During the third quarter of 2023, total contract drilling services cost related to jackups was $87.3 million, as compared to $62.9 million in the third quarter 2022. During the current quarter, cost increases were driven by $43.9 million related to the 10 additional jackups acquired in the Business Combination with Maersk Drilling in October 2022 and $7.3 million in increased crew, repairs and maintenance, and material costs across the remainder of the fleet, some of which was driven by inflation. These increases were partially offset by the reduction of $26.8 million in expenses after the sale of the Remedy Rigs in October 2022.
Depreciation and amortization. Depreciation and amortization totaled $77.1 million and $24.9 million during the third quarter of 2023 and 2022, respectively. Depreciation and amortization increased by $52.3 million in the current quarter primarily due to $34.3 million related to 18 rigs and related equipment acquired in the Business Combination with Maersk Drilling in October 2022. This increase was partially offset by the sale of the five Remedy Rigs in October 2022.
General and administrative. General and administrative expenses totaled $33.0 million and $18.1 million during the third quarter of 2023 and 2022, respectively. The increase was primarily related to the Business Combination with Maersk Drilling in October 2022 with increases across several categories including employee related costs.
Merger and integration costs. Noble incurred $13.0 million and $9.3 million of merger and integration costs during the third quarter of 2023 and 2022, respectively, primarily as a result of the Business Combination with Maersk Drilling in October 2022. Costs primarily related to severance plans and share-based compensation charges, transaction-related acquisition costs, professional fees, and certain integration-related activities that were directly attributable to the Business Combination. In the third quarter of 2023, we incurred incremental severance costs when compared to the third quarter of 2022. For additional information, see “Note 2— Acquisitions” to our unaudited condensed consolidated financial statements.
Hurricane losses and (recoveries). Noble incurred $2.6 million of costs, net of recoveries, during the third quarter of 2023 in connection with the Hurricane Ida incident. For additional information about the Hurricane Ida incident, see “Note 12— Commitments and Contingencies” to our unaudited condensed consolidated financial statements.
Other Income and Expenses
Interest expense. Interest expense totaled $13.0 million and $7.9 million during the third quarter of 2023 and 2022, respectively. The increase was due to the additional debt assumed in the Business Combination with Maersk Drilling in October 2022 partially offset by debt refinancing, which included the issuance of 8.000% Senior Notes in April 2023. For additional information, see “Note 6— Debt” to our unaudited condensed consolidated financial statements.
Gain on bargain purchase. Noble recognized a $5.0 million gain on the bargain purchase of Maersk Drilling during the third quarter of 2023. For additional information, see “Note 2— Acquisitions” to our unaudited condensed consolidated financial statements.
Interest income and other. Noble recognized other income of $17.2 million and $3.2 million during the third quarter of 2023 and 2022, respectively. The increase was mainly due to the recognition of approximately $18.0 million of compensation related to a joint taxation scheme with A.P. Møller Holding A/S. For additional information, see “Note 8— Income Taxes” to our unaudited condensed consolidated financial statements.
Income tax benefit (provision). Noble recorded an income tax provision of $51.7 million and $13.1 million during the third quarter of 2023 and 2022, respectively.
During the third quarter of 2023, our tax provision included tax benefits of $17.2 million related to releases and adjustments of valuation allowance for deferred tax benefits in Guyana, Norway, Switzerland, and Luxembourg and a tax benefit of $2.0 million related to a foreign tax credit refund. Such tax benefits are offset by tax expenses related to contract fair value amortization of $7.4 million and various recurring quarterly accruals of $63.5 million primarily in Guyana, Australia, Denmark, and Luxembourg.
During the third quarter of 2022, our tax provision included net tax benefits of $5.4 million related to a release of valuation allowance for Guyana deferred tax benefits and a tax benefit of $4.5 million related to a release of valuation allowance for Luxembourg deferred tax benefits. Such tax benefits were offset by tax expenses related to various recurring items comprised of Guyana excess withholding tax on gross revenue of $13.5 million and quarterly tax expense accrual of $9.5 million mostly in Luxembourg and Switzerland.
Results for the Nine Months Ended September 30, 2023 and 2022
Net income for the nine months ended September 30, 2023, was $332.2 million, or $2.29 per diluted share, on operating revenues of $1.9 billion compared to compared to net income for the nine months ended September 30, 2022, of $34.0 million, or $0.42 per diluted share, on operating revenues of $791.3 million.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates, and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “Contract Drilling Services” below.
The following table presents the average rig utilization, operating days and average dayrates for our rig fleet for the periods indicated:

	Average Rig Utilization (1)		Operating Days (2)		Average Dayrates (2)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Floaters	77%	77%	3,966	2,334	366,560	256,398
Jackups	65%	71%	2,487	1,550	121,913	119,449
Total	72%	74%	6,453	3,884	$272,279	$201,737
(1)We define utilization for a specific period as the total number of days our rigs are operating under contract divided by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet.
(2)An operating day is defined as a calendar day during which a rig operated under a drilling contract. We define average dayrates as revenue from contract drilling services earned per operating day. Average dayrates exclude the effect of non-cash amortization related to favorable and unfavorable off-market customer contract assets and liabilities.

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		Change
Operating revenues:	2023	2022	$	%
Contract drilling services	$1,852,474	$746,992	$1,105,482	148%
Reimbursables and other (1)	$93,565	$44,263	49,302	111%
	$1,946,039	$791,255	$1,154,784	146%
Operating costs and expenses:
Contract drilling services	$1,078,521	$530,710	$547,811	103%
Reimbursables (1)	67,484	37,095	30,389	82%
Depreciation and amortization	218,412	77,109	141,303	183%
General and administrative	95,428	52,300	43,128	82%
Merger and integration costs	47,049	27,916	19,133	69%
(Gain) loss on sale of operating assets, net	—	(3,105)	3,105	(100)%
Hurricane losses and (recoveries), net	22,120	4,701	17,419	371%
	1,529,014	726,726	802,288	110%
Operating income (loss)	$417,025	$64,529	$352,496	546%
(1)We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations, or cash flows.
The following table provides information about contract drilling revenue and costs by rig types (dollars in millions except average dayrates):

		Nine Months Ended September 30,
		2023		2022
		Floaters	Jackups	Floaters	Jackups
Contract drilling services revenues		$1,519.3	$333.1	$561.8	$185.2
Contract drilling services costs		$816.3	$262.2	$345.1	$185.6
Average rig utilization		77%	65%	77%	71%
Operating days		3,966	2,487	2,334	1,550
Average dayrates		$366,560	$121,913	$256,398	$119,449
Total rigs	— Beginning	19	13	12	8
	— Acquired	—	—	—	—
	— Disposed	—	—	1	—
	— Ending	19	13	13	8
Contract Drilling Services Revenues
Floaters. During the nine months ended September 30, 2023, floaters generated revenue of $1.5 billion, as compared to $561.8 million in the nine months ended September 30, 2022. The increase in revenue was mainly attributable to $573.6 million provided by the eight additional floaters acquired in the Business Combination with Maersk Drilling in October 2022 as well as $293.6 million due to an increase in average dayrates in the current period. These increases were partly offset by $11.8 million from rigs with fewer operating days in the current period. Additionally, floater revenue from net non-cash amortization related to off-market customer contract assets and liabilities increased $102.1 million in the current period.

Jackups. During the nine months ended September 30, 2023, jackups generated revenue of $333.1 million, as compared to $185.2 million in the nine months ended September 30, 2022. The increase in revenue was mainly attributable to $224.4 million provided by the 10 additional jackups acquired in the Business Combination with Maersk Drilling in October 2022 as well as $3.3 million due to an increase in average dayrates in the current period. These increases were partly offset by $70.6 million pertaining to the divestiture of the Remedy Rigs in October 2022 in connection with the Business Combination with Maersk Drilling and $39.2 million from rigs with fewer operating days in the current period. Additionally, jackups revenue from net non-cash amortization related to off-market customer contract assets and liabilities increased $30.0 million in the current period.
Operating Costs and Expenses
Floaters. During the nine months ended September 30, 2023, total contract drilling services costs related to floaters was $816.3 million, as compared to $345.1 million in the nine months ended September 30, 2022. The primary drivers of the increase were $306.0 million related to the eight additional floaters acquired in the Business Combination with Maersk Drilling in October 2022 and $169.0 million in increased crew, repairs and maintenance, and material costs across the remainder of the fleet, some of which was driven by inflation. These increases were offset by $3.8 million due to the divestiture of a semi-submersible unit late in the first quarter of 2022.
Jackups. During the nine months ended September 30, 2023, total contract drilling services cost related to jackups was $262.2 million, as compared to $185.6 million in the nine months ended September 30, 2022. During the current quarter, cost increases were primarily driven by $158.4 million related to the 10 additional jackups acquired in the Business Combination with Maersk Drilling in October 2022. These increases were partially offset by the reduction of $81.6 million in expenses after the sale of the Remedy Rigs in October 2022.
Depreciation and amortization. Depreciation and amortization totaled $218.4 million and $77.1 million during the nine months ended September 30, 2023 and 2022, respectively. Depreciation and amortization increased by $141.3 million in the current year primarily due to $129.5 million related to 18 rigs and related equipment acquired in the Business Combination with Maersk Drilling in October 2022. This increase was partially offset by the sale of the five Remedy Rigs in October 2022 and the divestiture of a semi-submersible unit in the first quarter of 2022.
General and administrative. General and administrative expenses totaled $95.4 million and $52.3 million during the nine months ended September 30, 2023 and 2022, respectively. The increase was primarily related to the Business Combination with Maersk Drilling in October 2022 with increases across several categories including employee related costs.
Merger and Integration Costs. Noble incurred $47.0 million and $27.9 million of merger and integration costs during the nine months ended September 30, 2023 and 2022, respectively, primarily as a result of the Business Combination with Maersk Drilling in October 2022. Costs primarily related to severance plans and share-based compensation charges, transaction-related acquisition costs, professional fees, and certain integration-related activities that were directly attributable to the Business Combination. In the nine months ended September 30, 2023, we incurred incremental severance costs and costs related to integration-related activities as compared to the same period in the prior year. For additional information, see “Note 2— Acquisitions” to our unaudited condensed consolidated financial statements.
(Gain) loss on sale of operating assets. During the nine months ended September 30, 2022, Noble recognized a gain of $6.8 million in connection with the sale of the Noble Clyde Boudreaux, offset by costs incurred of $1.5 million related to professional fees in connection with the anticipated sale of the Remedy Rigs in October 2022 and additional costs recognized of $2.2 million related to the sale of rigs in Saudi Arabia in 2021.
Hurricane losses and (recoveries). Noble incurred $22.1 million of costs, net of recoveries, during the nine months ended September 30, 2023, in connection with the Hurricane Ida incident. For additional information about the Hurricane Ida incident, see “Note 12— Commitments and Contingencies” to our unaudited condensed consolidated financial statements.
Other Income and Expenses
Interest expense. Interest expense totaled $44.5 million and $23.3 million during the nine months ended September 30, 2023 and 2022, respectively. The increase was due to the additional debt assumed in the Business Combination with Maersk Drilling in October 2022 partially offset by debt refinancing, which included the issuance of 8.000% Senior Notes in April 2023. For additional information, see “Note 6— Debt” to our unaudited condensed consolidated financial statements.

Gain on bargain purchase. Noble recognized a $5.0 million gain on the bargain purchase of Maersk Drilling during the nine months ended September 30, 2023. For additional information, see “Note 2— Acquisitions” to our unaudited condensed consolidated financial statements.
Interest income and other. Noble recognized other income of $16.3 million and $4.8 million during the nine months ended September 30, 2023 and 2022, respectively. The increase was mainly due to the recognition of approximately $18.0 million of compensation related to a joint taxation scheme with A.P. Møller Holding A/S. For additional information, see “Note 8— Income Taxes” to our unaudited condensed consolidated financial statements.
Income tax benefit (provision). Noble recorded an income tax provision of $35.2 million and $11.8 million during the nine months ended September 30, 2023 and 2022, respectively.
During the nine months ended September 30, 2023, our tax provision included tax benefits of $113.5 million related to releases of valuation allowance for deferred tax benefits in Guyana, Luxembourg, Norway and, Switzerland, a tax benefit of $6.8 million related to a Ghana uncertain tax position release, and a tax benefit of $2.0 million related to a foreign tax credit refund. Such tax benefits are offset by tax expenses related to a Mexico uncertain tax position of $9.8 million, contract fair value amortization of $16.3 million, and various recurring quarterly accruals of $131.3 million primarily in Guyana, Australia, Denmark, and Luxembourg.
During the nine months ended September 30, 2022, our tax provision included net tax benefits of $13.6 million related to a release of valuation allowance for Guyana deferred tax benefits, a tax benefit of $11.0 million related to a release of valuation allowance for Luxembourg deferred tax benefits, $1.1 million related to an adjustment to Swiss deferred tax benefits, and $1.3 million primarily related to deferred tax adjustments. Such tax benefits were offset by tax expenses related to various recurring items comprised of Guyana excess withholding tax on gross revenue of $24.0 million and quarterly tax expense accruals of $14.8 million mostly in Luxembourg and Switzerland.
Liquidity and Capital Resources
Debt Refinancing
On April 18, 2023, Noble Finance II, LLC (“Noble Finance II”), a wholly owned subsidiary of Noble, issued $600 million in aggregate principal amount of its 8.000% Senior Notes due 2030 (“2030 Notes”). The 2030 Notes were issued pursuant to an indenture, dated April 18, 2023, among Noble Finance II, the subsidiaries of Noble Finance II party thereto, as guarantors, and U.S. Bank Trust Company, National Association, as trustee. The net proceeds from the offering of 2030 Notes were primarily used to (i) repay the approximately $347.5 million of outstanding borrowings under the New DNB Credit Facility, (ii) redeem (the “Redemption”) the approximately $173.7 million aggregate principal amount of outstanding Second Lien Notes, and (iii) pay any premiums, fees, and expenses related to the Redemption and the issuance of the 2030 Notes. As of September 30, 2023, we had outstanding $600.0 million aggregate principal amount of our 2030 Notes.
Amended and Restated Senior Secured Revolving Credit Agreement
On April 18, 2023, certain subsidiaries of Noble amended and restated the senior secured credit facility, dated February 5, 2021, by entering into an Amended and Restated Senior Secured Revolving Credit Agreement, dated April 18, 2023 (the “2023 Revolving Credit Agreement”), by and among Noble Finance II, NIFCO and Noble Drilling A/S, as borrowers, the lenders and issuing banks party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and security trustee. The revolving credit facility under the 2023 Revolving Credit Agreement (the “2023 Revolving Credit Facility”) provides for commitments of $550 million with maturity in 2028. The guarantors under the 2023 Revolving Credit Facility are the same subsidiaries of Noble Finance II that are or will be guarantors of the 2030 Notes.
As of September 30, 2023, we had no loans outstanding and $5.4 million of letters of credit issued under the 2023 Revolving Credit Facility. For additional information about our 2023 Revolving Credit Facility as of September 30, 2023, see “Note 6— Debt” to our unaudited condensed consolidated financial statements.
Letters of Credit and Surety Bonds
As of September 30, 2023, we had $5.4 million of letters of credit issued under the 2023 Revolving Credit Facility and an additional $72.9 million in letters of credit and surety bonds issued under bilateral arrangements which guarantee our performance as it relates to our drilling contracts, contract bidding, tax appeals, customs duties, and other obligations in various jurisdictions. We expect to comply with the underlying performance requirements and we expect obligations under these letters of credit and surety bonds will not be called.

Sources and Uses of Cash
Our principal sources of capital in the current period were cash generated from operating activities as well as net proceeds from the issuance of the 2030 Notes. Cash on hand during the current period was primarily used for the following:
•normal recurring operating expenses;
•repurchase, redemptions, or repayments of debt and interest;
•fees and expenses related to merger and integration costs;
•share repurchases and dividend payments; and
•capital expenditures.
Currently, our anticipated cash flow needs, both in the short-term and long-term, may include the following:
•normal recurring operating expenses;
•planned and discretionary capital expenditures;
•repurchase, redemptions, or repayments of debt and interest, including related fees;
•fees and expenses related to merger and integration costs;
•share repurchases and dividend payments; and
•certain contractual cash obligations and commitments.
We currently expect to fund our cash flow needs with cash generated by our operations, cash on hand, proceeds from sales of assets, or borrowings under our 2023 Revolving Credit Facility and we believe this will provide us with sufficient liquidity to fund our cash flow needs over the next 12 months. Subject to market conditions and other factors, we may also issue equity or long-term debt securities to fund our cash flow needs and for other purposes. In 2022 and 2023, we incurred and anticipate additional expenses and capital costs related to the damage and repair of a jackup rig for which we anticipate full recovery from insurance, subject to a deductible of $5 million which was met in 2022. We have begun to receive insurance recoveries and expect future recoveries as additional expenditures are incurred related to this rig.
Net cash provided by operating activities was $286.8 million and $109.8 million for the nine months ended September 30, 2023 and 2022, respectively. Net cash provided by operating activities increased mainly due to the Business Combination with Maersk Drilling. The nine months ended September 30, 2023 and 2022, had cash outflows from operating assets and liabilities. We had working capital of $515.6 million at September 30, 2023, and $384.7 million at December 31, 2022.
Net cash used in investing activities was $268.1 million and $93.5 million for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, our capital expenditures primarily consisted of routine projects associated with overhauls and upgrades on various rigs in the newly combined fleet. Cash used in investing activities during the nine months ended September 30, 2022, included proceeds from the sale of a rig.
Net cash (used in) provided by financing activities was ($254.8 million) and $214.0 million for the nine months ended September 30, 2023 and 2022, respectively. The nine months ended September 30, 2023, included the repayment of the DSF Credit Facility in full, using cash on hand, redemption of the remaining balance of the Second Lien Notes, repayment of the DNB Credit Facility, and issuance of 2030 Notes. We also repurchased 2.0 million of our Ordinary Shares for total of $80.0 million and made dividend payments to our shareholders of $42.4 million. The nine months ended September 30, 2022, had no share repurchases, dividend payments, or costs related to debt extinguishments and issuances.
At September 30, 2023, we had a total contract drilling services backlog of approximately $4.7 billion, which includes a commitment of approximately 59% of available days for our Noble rigs for the remainder of 2023. For additional information regarding our backlog, see “Contract Drilling Services Backlog.”
Capital Expenditures
Capital expenditures totaled $259.4 million for the nine months ended September 30, 2023, and consisted of the following:
•$155.4 million for sustaining capital;
•$84.5 million in major projects, including subsea and other related projects; and
•$19.5 million for rebillable capital and contract modifications.

Our total capital expenditure estimate for the year ending December 31, 2023, net of client reimbursables, is expected to range between $325 million and $365 million, of which approximately $210 to $230 million is currently anticipated to be spent for sustaining capital.
From time to time we consider possible projects and may have certain events, such as insured losses, that would require expenditures that are not included in our capital budget, and such unbudgeted expenditures could be significant. In addition, while liquidity and preservation of capital remains our top priority, we will continue to evaluate acquisitions of drilling units from time to time.
Dividends
Our most recent quarterly dividend payment to shareholders, totaling approximately $42.4 million (or $0.30 per share), was declared on July 11, 2023, and paid on September 14, 2023, to shareholders of record at close of business on August 17, 2023.
On October 31, 2023, our Board of Directors approved a declaration of a quarterly cash interim dividend on our Ordinary Shares of $0.40 per share. This dividend is to be payable on December 14, 2023, to shareholders of record at close of business on November 15, 2023.
The declaration and payment of dividends requires the authorization of the Board of Directors of Noble. Such may be paid only out of Noble’s “distributable reserves” on its statutory balance sheet in accordance with law. Therefore, Noble is not permitted to pay dividends out of share capital, which includes share premium. The payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual and indenture restrictions, and other factors deemed relevant by our Board of Directors.
Critical Accounting Estimates
We prepare our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. We disclose our significant accounting policies in “Note 1— Organization and Significant Accounting Policies” to our audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.
For information about our critical accounting policies and estimates, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022. As of September 30, 2023, there have been no material changes to the judgments, assumptions, and estimates upon which our critical accounting policies and estimates are based.
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
Item 4. Controls and Procedures
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Noble, and Richard B. Barker, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of Noble, have evaluated the disclosure controls and procedures of Noble as of the end of the period covered by this report. On the basis of this evaluation, Mr. Eifler and Mr. Barker have concluded that Noble’s disclosure controls and procedures were effective as of September 30, 2023. Noble’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In accordance with interpretive guidance issued by SEC staff, companies are allowed to exclude an acquired business from the assessment of internal control over financial reporting during the first year following the date on which the acquisition is completed and from the assessment of disclosure controls and procedures to the extent subsumed in such internal control over financial reporting. In accordance with this guidance, as the Company acquired Maersk Drilling on October 3, 2022, management’s evaluation and conclusion as to the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022 excluded the portion of disclosure controls and procedures that are subsumed by internal control over financial reporting of Maersk Drilling as of September 30, 2023. As part of our ongoing integration of the acquired Maersk Drilling business, during the quarter ended September 30, 2023, we designed and implemented control activities related to the business processes and information technology general controls of Maersk Drilling. There were no other material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is presented in “Note 12— Commitments and Contingencies,” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
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
During the three months ended September 30, 2023:
•2,115,198 Ordinary Shares were issued to holders of our Tranche 1 Warrants pursuant to exercises of 2,442,468 Tranche 1 Warrants; and
•2,028,980 Ordinary Shares were issued to holders of our Tranche 2 Warrants pursuant to exercises of 2,487,128 Tranche 2 Warrants.
Such Ordinary Shares were issued pursuant to the exemptions from the registration requirements of the Securities Act under Section 4(a)(2) under the Securities Act or Section 1145 of the Bankruptcy Code. For more information on the terms of exercise and other features of the warrants, see our Annual Report on Form 10-K for the year ended December 31, 2022.
Share Repurchases
The following table presents information about our purchases of equity securities for the three months ended September 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
July 1 - 31, 2023	—	—	—	$315,000,160
August 1 - 31, 2023	197,477	$50.62	197,477	$305,000,187
September 1- 30, 2023	—	—	—	$305,000,187
Total	197,477		197,477	$305,000,187
(1)Subject to restrictions under applicable law discussed in “Note 4— Income (Loss) Per Share” to our unaudited condensed consolidated financial statements, we announced a share repurchase plan on November 2, 2022 to purchase up to $400 million of outstanding Ordinary Shares or Warrants. The $400 million authorization does not have a fixed expiration, and may be modified, suspended or discontinued at any time. The program does not obligate us to acquire any particular amount of shares. During the three months ended September 30, 2023, we repurchased 197,477 of our Ordinary Shares, which were subsequently cancelled.

Item 5. Other Information
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the three months ended September 30, 2023, no such plans or other arrangements were adopted, terminated or modified.
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

10.1*	Global Amendment to Director Restricted Stock Unit Awards.

10.2*	Global Amendment to Employee Time and Performance Restricted Stock Unit Awards.

31.1	Certification of Robert W. Eifler, Noble, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Richard B. Barker, Noble, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of Robert W. Eifler, Noble, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Richard B. Barker, Noble, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________________________________________________________________________________________________________________________________________________________________________________________________________
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
Noble Corporation plc, a public limited company formed under the laws of England and Wales

/s/ Richard B. Barker	November 1, 2023
Richard B. Barker Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	November 1, 2023
Laura D. Campbell Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	Date