Form 10-K
period 2023-12-31
Noble Corp plc
filed 2024-02-23
CIK 1895262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2023
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether each registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 240.D-1(b). ☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2023, the aggregate market value of the registered shares of Noble Corporation plc held by non-affiliates was $4.5 billion based on the closing price of such shares on such date as reported on the New York Stock Exchange.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
Number of shares outstanding at February 15, 2024: Noble Corporation plc — 142,766,794

DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K will be incorporated by reference from the proxy statement for the 2024 Annual Meeting of Stockholders of Noble Corporation plc to be filed with the Securities and Exchange Commission.

Forward-Looking Statements
This Annual Report on Form 10-K (“Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements other than statements of historical facts included in this report or in the documents incorporated by reference, are forward looking statements, including those regarding expected financial performance, revenues, expected utilization, and fleet status, stacking of rigs, effects of new rigs on the market revenues, operating expenses, cash flows, contract status, tenders, terms and duration, dayrates, termination and extensions, contract backlog, the availability, delivery, mobilization, stacking or reactivation, contract commencement, relocation or other movement of rigs and the timing thereof, contract claims, capital expenditures, insurance maintenance and renewals, access to financing, rig demand, peak oil, the offshore drilling market, oil prices, production levels among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil and gas producing nations (together with OPEC, “OPEC+”), and any expectations we may have with respect thereto, our future financial position, business strategy, impairments, repayment of debt, credit ratings, liquidity, borrowings under any credit facilities or other instruments, sources of funds, cost inflation, planned acquisitions or divestitures of assets, governmental regulations and permitting, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, share repurchases, progress, plans and goals related to environmental, social, and governance matters; the outcome of tax disputes; assessments and settlements; and expense management, the outcome of any dispute, litigation, audit or investigation, plans, foreign currency requirements, results of joint ventures, general economic, market, including inflation and recessions, trends and outlook; general political conditions, including political tensions, conflicts and war, timing, benefits or results of acquisitions or dispositions (including the Business Combination (as defined herein), and our plans, objectives, expectations, and intentions related to the Business Combination), and timing for compliance with any new regulations. Forward-looking statements involve risks, uncertainties, and assumptions, and actual results may differ materially from any future results expressed or implied by such forward-looking statements. When used in this report or in the documents incorporated by reference, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “on track,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “shall,” “target,” “will,” and similar expressions are intended to be among the terms that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. The expectations expressing in forward-looking statements are subject to a number of risks and uncertainties, which include, but are not limited to: a decline in the price of oil or gas, reduced demand for oil and gas products and increased regulation of drilling and production, price competition and cyclicality in the offshore drilling industry, offshore rig supply, dayrates and demand for rigs, contract duration, renewal, terminations and repricing, national oil companies and governmental clients, contract backlog, customer and geographic concentration, operational hazards and risks, labor force unionization, labor interruptions and labor regulations, major natural disasters, catastrophic event, acts of war, terrorism or social unrest, pandemic, or other similar event, joint ventures as well as investments in associates, international operations and related mobilization and demobilization of rigs, operational interruptions, delays, upgrades, refurbishment and repair of rigs and any related delays and cost overruns or reduced payment of dayrates, impacts of inflation, renewal of insurance, protection of sensitive information, operational technology systems and critical data, the ability to attract and retain skilled personnel or the increased cost in doing so, supplier capacity constraints or shortages in parts or equipment, supplier production disruptions, supplier quality and sourcing issues or price increases, future mergers, acquisitions or dispositions of businesses or assets or other strategic transactions, hurricanes and windstorm damage, responding to energy rebalancing, non-performance of suppliers or third-party subcontractors, the Business Combination and related integration compliance with Governmental laws and regulations, increasing attention to environmental, social and governance matters, including climate change, compliance with anti-bribery or anti-corruption, international trade laws and regulations, litigation, our ability to maintain effective disclosure controls and procedures and internal control over financial reporting, impairments on property and equipment, including rigs and related capital spares, operating and financial restrictions and maintenance of covenants in our debt financing, tax disputes or tax challenges, that could cause actual plans or results to differ materially from those included in any forward-looking statements. Actual results could differ materially from those expressed as a result of various factors and could, among other impacts, impact our ability to repurchase shares and declare and pay dividends such that we suspend our share repurchase program and reduce, suspend, or totally eliminate dividend payments in the future. These factors include those “Risk Factors” referenced or described in Part I, Item 1A. “Risk Factors” of this Annual Report and in our other filings with the Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us. Future quarterly dividends and other shareholder returns will be subject to, amongst other things, approval by the Board of Directors, and may be modified as market conditions dictate.

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
•contracting with national oil companies;
•our current backlog of contract drilling revenue may not be ultimately realized;
•our substantial dependence on several customers and geographic locations;
•operating hazards inherent to the offshore drilling business;
•risks associated with unionization efforts, labor interruptions, and labor regulations;
•a major natural disaster, catastrophic event, acts of war, terrorism or social unrest, pandemic, or other similar event;
•risks associated with participation in joint ventures and investments in associates;
•risks relating to operations in international locations;
•upgrades, refurbishment, operating, and maintenance costs of our rigs as well as related operational interruptions and delays in operations;
•inflation may adversely affect our operating results;
•obtaining and maintaining insurance;
•our and our service providers’ failure to adequately protect sensitive information and operational technology systems and critical data;
•our failure to attract and retain skilled personnel;
•supplier capacity constraints or shortages in parts or equipment or price increases;
•risks associated with future mergers, acquisitions, or dispositions of businesses or assets;
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
•increasing attention to environmental, social, and governance matters, including climate change;
•changes in, compliance with, or our failure to comply with certain laws and regulations;
•compliance with laws and regulations relating to environmental, social, and governance (“ESG”) matters;
•violations of anti-bribery or anti-corruption laws;
•compliance with complex laws and regulations governing international trade;
•we are, or in the future, could be be subject to litigation;

Financial, Tax and Governance Risks
•if we fail to remediate our material weakness in internal control over financial reporting, experience additional material weaknesses or otherwise fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ view of us;
•we may record impairment charges on property and equipment;
•the 2023 Revolving Credit Agreement and the indenture for the 2030 Notes (each as defined herein), and future facilities may contain various restrictive covenants limiting the discretion of our management in operating our business;
•the impact of a loss of a major tax dispute or a successful tax challenge to our operating structure, intercompany pricing policies or the taxable presence of our subsidiaries in certain countries on our tax rate on our worldwide earnings;
•variance in our effective income tax rate;
•fluctuations in exchange rates;
•the interest of certain majority shareholders;
•the uncertainty of future dividends;
•our structure as a holding company that is dependent upon cash flows from subsidiaries, joint ventures, and associates; and
•dilutive effects on shareholders from future equity sales and warrant exercise.
For a more complete discussion of the material risks facing our business, see Part I, Item 1A, “Risk Factors” below.

PART I
Item 1. Business.
Overview
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales, is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. We focus on a high-specification fleet of floating and jackup rigs and the deployment of our drilling rigs in oil and gas basins around the world. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921. As of December 31, 2023, our fleet of 32 drilling rigs consisted of 19 floaters and 13 jackups.
On July 31, 2020 (the “Petition Date”), our former parent company, Noble Holding Corporation plc, a public limited company incorporated under the laws of England and Wales (“Legacy Noble” or the “Predecessor”), and certain of its wholly-owned subsidiaries, including Noble Finance Company, an exempted company incorporated in the Cayman Islands with limited liability (“Finco”), filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). On September 4, 2020, the Debtors (as defined herein) filed with the Bankruptcy Court the Joint Plan of Reorganization of Noble Corporation plc and its Debtor Affiliates, which was subsequently amended on October 8, 2020 and October 13, 2020 and modified on November 18, 2020 (as amended, modified or supplemented, the “Plan”), and the related disclosure statement. On September 24, 2020, six additional subsidiaries of Legacy Noble (together with Legacy Noble and its subsidiaries that filed on the Petition Date, as the context requires, the “Debtors”) filed voluntary petitions in the Bankruptcy Court. The chapter 11 proceedings were jointly administered under the caption Noble Corporation plc, et al. (Case No. 20-33826) (the “Chapter 11 Cases”). On November 20, 2020, the Bankruptcy Court entered an order confirming the Plan. In connection with the Chapter 11 Cases and the Plan, on and prior to the Emergence Effective Date (as defined herein), Legacy Noble and certain of its subsidiaries effectuated certain restructuring transactions pursuant to which Legacy Noble formed Noble Corporation, an exempted company incorporated in the Cayman Islands with limited liability (“Noble Cayman”), as an indirect wholly owned subsidiary of Legacy Noble and transferred to Noble Cayman substantially all of the subsidiaries and other assets of Legacy Noble. On February 5, 2021 (the “Emergence Effective Date”), the Plan became effective in accordance with its terms, the Debtors emerged from the Chapter 11 Cases and Noble Cayman became the new parent company. In accordance with the Plan, Legacy Noble and its remaining subsidiary will in due course be wound down and dissolved in accordance with applicable law. The Bankruptcy Court closed the Chapter 11 Cases with respect to all Debtors other than Legacy Noble, pending its wind down.
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
For additional information on the Business Combination, see “Note 4 — Acquisitions and Divestitures” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Strategy
Our business strategy is centered around seeking to engage in efficient, reliable, and safe offshore drilling to provide the best services for our customers. We have one of the youngest and highest specification fleets of global scale in the industry, with diversification across asset classes, geographic regions, and customers. The Company has a track record of high utilization coupled with a commitment to safety and customer satisfaction. We strive to be a leader in industry innovation and sustainability.
Our fleet consists predominately of technically advanced units equipped with sophisticated systems and components prepared to execute our customers’ complicated offshore drilling programs safely and with greater efficiency contributing to an overall reduction of our carbon footprint. We are primarily focused on the ultra-deepwater market and the harsh and ultra-harsh environment jackup markets, which typically present more technically challenging conditions in which to operate.
We emphasize safe operations, environmental stewardship, and superior performance through a structured management system, the employment of qualified and well-trained crews and onshore support staff, the care of our surroundings and the neighboring communities where we operate, and other activities advancing our environmental sustainability, social responsibility, and good governance. We also manage rig operating costs through the implementation and ongoing improvement of innovative systems and processes, which includes the use of data analytics and predictive maintenance technology.
Our organization prioritizes financial discipline, cash flow generation, and returning cash to shareholders. We will focus on providing that our fleet of floating and jackup rigs meet the demands of complex drilling programs required by our customers as well as ensuring that we continue to maintain a strong financial position.
Climate change is an environmental, social, and economic challenge facing everyone today. We are committed to ongoing improvement and a sustainable energy future, supported by our efforts to protect the environment throughout our operations and safely provide reliable and efficient services to allow access to resources essential for human and economic prosperity. We actively look to collaborate with our customers to evaluate economic alternatives for reducing the carbon footprint of our drilling rigs.
Contract Drilling Services
We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business. The mobile offshore drilling units comprising our offshore rig fleet operate in a global market for contract drilling services and are often redeployed to different regions due to changing demands of our customers, which consist primarily of large, integrated, independent, and government-owned or controlled oil and gas companies throughout the world.
We typically provide contract drilling services under an individual contract on a dayrate basis. Each contract’s final terms and conditions are the result of negotiations with our customers, and many contracts are awarded through a competitive bidding process. The following terms generally describe the key aspects of our contracts:
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

•provisions permitting early termination of the contract by the customer (i) if the unit is lost or destroyed, (ii) if operations are suspended for a specified period of time due to breakdown of equipment or breach of contract, or (iii) for convenience with the payment of contractually specified termination amounts;
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
•provisions that require us to lower dayrates for documented cost decreases in certain long-term contracts; and
•provisions that allocate responsibility and liability through indemnification provisions for risks related to personal injury, property damage or loss, environmental damages, damage to the reservoir, and other matters.
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
During periods of depressed market conditions, our customers may attempt to renegotiate or repudiate their contracts with us although we seek to enforce our rights under our contracts. The renegotiation may include changes to key contract terms, such as pricing, termination, and risk allocation.
For a discussion of our backlog of commitments for contract drilling services, please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contract Drilling Services Backlog.”
Drilling Fleet
Noble is a leading offshore drilling contractor for the oil and gas industry. Noble owns and operates one of the most modern, versatile, and technically advanced fleets of mobile offshore drilling units in the offshore drilling industry. Noble provides, through its subsidiaries, contract drilling services with a fleet of 32 offshore drilling units, consisting of 19 floaters and 13 jackups at the date of this report, focused largely on ultra-deepwater and harsh environment drilling opportunities in both established and emerging regions worldwide. Each type of drilling rig is described further below. Several factors determine the type of unit most suitable for a particular job, the most significant of which include the water depth and the environment of the intended drilling location, whether the drilling is being done over a platform or other structure, and the intended well depth. At December 31, 2023, our fleet was operating in Africa, Far East Asia, the Middle East, the North Sea, Oceania, South America, and the US Gulf of Mexico. Our fleet consists of the following types of mobile offshore drilling units:
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
Semisubmersible drilling units are designed as a floating drilling platform incorporating one or several pontoon hulls, which are submerged in the water to lower the center of gravity and make this type of drilling unit exceptionally stable in the open sea. Semisubmersible drilling units are generally categorized in terms of the water depth in which they are capable of operating, from the mid-water range of 300 feet to 4,000 feet, the deepwater range of 4,000 feet to 7,500 feet, to the ultra-deepwater range of 7,500 feet to 12,000 feet as well as by their generation, or date of construction. This type of drilling unit typically exhibits excellent stability characteristics, providing a stable platform for drilling in even rough seas. Semisubmersible drilling units hold their position over the drilling location using either an anchored mooring system or a DPS and may be self-propelled. Noble’s fleet consists of 4 moored ultra-deepwater semisubmersible drilling units.
Jackups. Jackup drilling units are designed to provide drilling solutions in depths ranging from less than 100 feet to as deep as 500 feet of water with drilling hook loads up to 2,500,000 pounds. Jackup rigs can be used in open water exploration locations, as well as over fixed, bottom-supported platforms. A jackup drilling unit is a towed mobile vessel consisting of a floating hull equipped with three or four legs, which are lowered to the seabed at the drilling location. The hull is then elevated out of the water by the jacking system using the legs to support the weight of the hull and drilling equipment against the seabed. Once the hull is elevated to the desired level, or jacked up, the drilling package can be extended out over an existing production platform or the open water location and drilling can commence. Noble’s fleet of 13 jackups consists of high-specification units capable of drilling in up to 500 feet of water.
The following table presents certain information concerning our offshore fleet at February 22, 2024. We own and operate all of the units included in the table.

Name	Make	Year Built (1)	Water Depth Rating (feet) (2)	Drilling Depth Capacity (feet)	Location	Status (3)
Floaters—19
Drillships—15
Noble Bob Douglas	GustoMSC P10000	2013	12,000	40,000	Guyana	Active
Noble Don Taylor	GustoMSC P10000	2013	12,000	40,000	Guyana	Active
Noble Faye Kozack	Samsung 96000	2013	12,000	40,000	Brazil	Active
Noble Gerry de Souza	Samsung 120000 Double Hull	2011	12,000	40,000	Nigeria	Active
Noble Globetrotter I	Globetrotter Class	2011	10,000	30,000	US Gulf of Mexico	Active
Noble Globetrotter II	Globetrotter Class	2013	10,000	30,000	US Gulf of Mexico	Active
Noble Sam Croft	GustoMSC P10000	2014	12,000	40,000	Guyana	Active
Noble Stanley Lafosse	Samsung 96000	2014	12,000	40,000	US Gulf of Mexico	Active
Noble Tom Madden	GustoMSC P10000	2014	12,000	40,000	Guyana	Active
Pacific Meltem	Samsung 96000	2014	12,000	40,000	Las Palmas	Stacked
Pacific Scirocco	Samsung 120000 Double Hull	2011	12,000	40,000	Las Palmas	Stacked
Noble Valiant	Samsung 96000	2014	12,000	40,000	US Gulf of Mexico	Active
Noble Venturer	Samsung 96000	2014	12,000	40,000	Ghana	Active
Noble Viking	Samsung 96000	2014	12,000	40,000	Malaysia	Active
Noble Voyager	Samsung 96000	2015	12,000	40,000	Suriname	Active
Semisubmersibles—4
Noble Deliverer	DSS21-DPS2	2010	10,000	40,000	Australia	Active
Noble Developer	DSS21-DPS2	2009	10,000	40,000	Trinidad & Tobago	Available
Noble Discoverer	DSS21-DPS2	2009	10,000	40,000	Colombia	Active
Noble Explorer (4)	DSS20-CAM-M	2003	3,281	30,000	Azerbaijan	Stacked

Independent Leg Cantilevered Jackups—13
Harsh environment—8
Noble Highlander	F&G JU-2000E	2016	400	30,000	Denmark	Stacked
Noble Mick O’Brien	F&G JU-3000N	2013	400	35,000	Qatar	Active
Noble Regina Allen	F&G JU-3000N	2013	400	30,000	Argentina	Active
Noble Resilient	MCS CJ50-X100 MC	2008	350	30,000	Denmark	Active
Noble Resolute	MCS CJ50-X100 MC	2008	350	30,000	Netherlands	Active
Noble Resolve	MCS CJ50-X100 MC	2009	350	30,000	Denmark	Active
Noble Tom Prosser	F&G JU-3000N	2014	400	30,000	Malaysia	Active
Noble Reacher	MCS CJ50-X100 MC	2009	350	30,000	Denmark	Active
Ultra-harsh environment—5
Noble Innovator	MCS CJ70-150MC	2003	492	30,000	UK	Active
Noble Integrator	MCS CJ70-X150 MD	2015	492	40,000	Norway	Active
Noble Interceptor	MCS CJ70-X150 MD	2014	492	40,000	Denmark	Available
Noble Intrepid	MCS CJ70-X150 MD	2014	492	40,000	UK	Active
Noble Invincible	MCS CJ70-X150 MD	2016	492	40,000	Norway	Active

(1)    All of our current rigs were delivered to the Company new from the shipyard.
(2)    Rated water depth for drillships and semisubmersibles reflects the maximum water depth for which a floating rig has been designed for drilling operations.
(3)    Rigs listed as “active” are operating, preparing to operate or under contract; rigs listed as “available” are actively seeking contracts and may include those that are idle or warm stacked; rigs listed as “shipyard” are in a shipyard or preparing to enter a shipyard for construction, repair, refurbishment or upgrade; rigs listed as “stacked” are idle without a contract, have reduced or no crew, or are not actively marketed in present market conditions.
(4)    Rig is held for sale as of December 31, 2023.
Market
The offshore contract drilling industry is a highly competitive and cyclical business. Demand for offshore drilling services is driven by the offshore exploration and development programs of oil and gas operators, which in turn are influenced by many factors. Those factors include, but are not limited to, the price and price stability of oil and gas, the relative cost and carbon footprint of offshore resources within each operator’s broader energy portfolio, global macroeconomic conditions, world energy demand, the operator’s strategy toward renewable energy sources, environmental considerations, and governmental policies.
In the provision of offshore contract drilling services, success in securing contracts is primarily governed by price, a rig’s availability, drilling capabilities and technical specifications, and the drilling contractor’s safety performance record. Other factors include experience of the workforce, process efficiency, condition of equipment, operating integrity, reputation, industry standing, and client relations.
We maintain a global operational presence and compete in many of the major offshore oil and gas basins worldwide with a primary focus on the ultra-deepwater market and the harsh and ultra-harsh environment jackup markets. All our drilling rigs are mobile, and we may reposition our drilling rigs among regions for a variety of reasons, including in response to customer requirements. We compete in both the jackup and floating rig markets, each of which may have different supply and demand dynamics at a given period in time or in different regions.
We have one of the youngest and highest specification fleets of global scale in the industry, with diversification across asset classes, geographic regions, and customers. The Company has a track record of industry-leading utilization, coupled with a commitment to best-in-class safety performance and customer satisfaction. We strive to be a leader in industry innovation and first-mover in sustainability.
Over the last decade, the offshore drilling industry has experienced significant volatility and change. After several years of a significantly oversupplied rig market, industry conditions had started to gradually improve in 2019. However, in the first half of 2020, this gradual recovery was abruptly halted by production disagreements among OPEC+ members and the global COVID-19 pandemic. This had a negative impact on both utilization and dayrates for the offshore drilling industry and led to further financial challenges for many drilling and other service companies. However, by early 2021, oil prices returned to pre-pandemic levels and continued to rise throughout 2021.
Since 2021, oil prices have generally remained at levels that are supportive of offshore exploration and development activity. While ongoing geopolitical crises and related sanctions, inflationary pressures and the subsequent government and central bank efforts to curb inflation, recession concerns, and supply chain disruptions have created some uncertainty relating to future global energy demand, global rig demand has increased since 2021.
This increase in global rig demand has been the result of the combination of growing confidence in commodity prices remaining at or above current levels, heightened focus on energy security, recent multi-year underinvestment in the development and exploration of hydrocarbons, and relative attractiveness of offshore plays with respect to both cost and a carbon emissions perspective. This had a positive impact on both utilization and day rates for certain of our rig classes.
The global rig supply has come down from historic highs as Noble and other offshore drilling contractors have retired less capable and idle assets. Concurrently, the incoming supply of newbuild offshore drilling rigs has diminished materially, with several newbuild rigs stranded in shipyards. However, we expect many of these stranded newbuild rigs may continue to make their way into the global market over the next few years.
Although the market outlook in our business varies by geographical region and water depth, we remain encouraged by the outlook in the ultra-deepwater floater market, with overall demand having increased from 2020 lows. Our customers continue to focus on the highest specification floaters, which represents the majority of our floater fleet. We have also experienced an overall demand increase in the global jackup market, with the Middle East being the largest component of this increase. While we remain encouraged about increasing overall rig demand, to the extent global macroeconomic concerns become more prevalent, we could experience downward pressure on oil and gas prices as well as overall rig demand for both floaters and jackups.
As of the date of this report, the majority of our jackup fleet is positioned in the North Sea. While we are starting to see some increased tender activity in the UK North Sea, overall activity levels remain subdued compared to historical levels. It is currently a similar story in the Norway ultra-harsh environment jackup market where current activity also remains below historical levels, despite the market being attractive to operators given it is characterized by low-cost and low-emission barrels.
While the length of contract terms has started to moderately increase, the overall market remains characterized by generally shorter-term contracts. This leads to an increased number of rig contract start-ups, both with different customers and different regions, which may require incremental resources and cost. Additionally, this has resulted in, and is likely to continue to result in, lower overall effective utilization for our fleet driven by more idle time between contracts.
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
We expect inflationary pressures to persist, which has led or may lead to increased costs of services. Additionally, we expect supply chain disruptions to continue, and potentially accelerate, as geopolitical crises, and their respective regional and global ramifications, have the potential to negatively impact our ability to conduct our day-to-day operations.
Significant Customers
During the three years ended December 31, 2023, we principally conducted our contract drilling operations in Africa, Far East Asia, the Middle East, the North Sea, Oceania, South America, and the US Gulf of Mexico. The following table sets forth revenues from our customers as a percentage of our consolidated operating revenues:

	Successor			Predecessor
			Period From	Period From
			February 6, 2021	January 1, 2021
	Year Ended	Year Ended	through	through
	December 31, 2023	December 31, 2022	December 31, 2021	February 5, 2021
Exxon Mobil Corporation (“ExxonMobil”)	24.5%	32.3%	39.1%	29.8%
Shell plc	13.6%	12.0%	13.3%	30.0%
TotalEnergies	10.5%	9.7%	3.3%	—%
Saudi Arabian Oil Company (“Saudi Aramco”)	—%	—%	9.8%	13.9%
No other customer accounted for more than 10 percent of our consolidated operating revenues in 2023, 2022, or 2021.
Human Capital
At December 31, 2023, we had approximately 3,600 employees, excluding approximately 1,700 persons we engaged through labor contractors or agencies. Approximately 79% percent of our workforce is located offshore. Certain of our employees and contractors in international markets, such as Norway and Denmark, are represented by labor unions and work under collective bargaining or similar agreements, which are subject to periodic renegotiation, and we consider our employee relations to be satisfactory.
For additional information, please read Part I, Item 1A, “Risk Factors—Risk Related to Our Business and Operations—Unionization efforts, labor interruptions and labor regulations could have a material adverse effect on our operations.”
Our compliance program is focused on promoting adherence with high ethical standards and applicable laws and setting the tone for an ethical business practices and work environment throughout the Company. The Noble Code, Noble’s code of business conduct and ethics (the “Code of Conduct”), encompasses our commitments to our Core Values of safety, environmental stewardship, honesty and integrity, respect, and performance. The Code of Conduct also includes our responsibility and commitment to follow all applicable laws as well as our own internal policies, and extends requirements to any supplier or third party who works with Noble to comply with similar fundamental principles.
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
Talent Management. Noble is committed to a number of initiatives that directly support our employee talent management. Noble has implemented a Diversity, Equity, and Inclusion (“DEI”) policy reflecting the Company’s commitment to and outlining the Company’s efforts regarding DEI. As part of our DEI policy, Noble aspires to:
•Promote equal opportunity and non-discrimination
•Build diverse talent and fostering inclusion
•Safeguard good working conditions
Noble’s DEI initiatives include diverse recruitment shortlists, efforts to build diverse talent pipelines, and promoting inclusion to provide healthy working conditions that enable our employees to reach their full potential.
In order to enable regular feedback loops and a continuous focus on employee engagement, we have implemented quarterly Employee Engagement Surveys, results of which are shared with the organization and leaders engage their teams in a conversation regarding the results and subsequent actions.
During 2023, Noble implemented a new approach across the combined organization which focuses on enabling performance through continuous conversations between the leader and the employee. The conversations are intended to take place at least twice a year and follow a structured framework pertaining to contributions, engagement, and development, and incorporate two-way feedback.
We also identify high-performing and high-potential individuals within Noble and aspire to ensure succession planning regarding all critical positions. We focus on engagement and retention of such individuals by aspiring to offer experiences and opportunities that demonstrate our commitment to their ongoing growth.
Safety and Environmental Stewardship. Noble is committed to operating with excellent health, safety, and environmental (“HSE”) performance as part of our business strategy in order to add further value for employees, customers, and shareholders. All personnel, regardless of job or position onboard our vessels or at any Noble facility, has the authorization and obligation to immediately stop any unsafe act, practice, or job that poses an unaddressed or unreasonable risk or danger to people or the environment. Noble’s pursuit of exceptional HSE performance begins with our strong corporate culture and by starting SAFE every day: one tour, one task and one person at a time. SAFE is an acronym for the phrase: follow Standards, be Accountable, stay Focused, achieve Excellence. Daily, the crew onboard each rig works together to achieve specific safety and environmental objectives and if all objectives are met, then the day is counted as a SAFE Day. Under our SAFE Day program, in 2023, our rigs achieved the SAFE objectives 98.7% of available days, which is a slight improvement over 2022 performance. As of December 31, 2023, this metric was only available to vessels owned by Noble prior to the Business Combination with Maersk Drilling and all but four vessels acquired as part of the Business Combination. Once integration activities are completed during the first quarter of 2024, all current Noble vessels will utilize this program.
Training and Continuing Education. We place considerable value on the training and development of our employees. Accordingly, we conduct formal and informal meetings with employees, regular executive-led podcasts, issue periodic publications of Company activities, and other matters of interest to the Company’s OneNoble app and offer a variety of training, including in-house through NobleAdvances, our state-of-the-art training facility in Sugar Land, Texas. NobleAdvances and our experienced team of instructors have provided introductory, intermediate, and advanced level, well-specific scenario training for Noble employees, industry professionals, and third-party industry service providers.
NobleAdvances allows us to deliver Noble-specific training that includes our policies, procedures, and culture. Incorporating this into our well control, compliance, and cyber training has proven to be important to training.
Environmental Responsibility
Climate change is an environmental, social, and economic challenge facing everyone today. We are committed to continuous improvement and a sustainable energy future supported by our efforts to protect the environment throughout our operations and safely provide reliable and efficient services to allow access to resources essential for human and economic prosperity. There is ongoing attention concerning the global climate and the effect of greenhouse gas (“GHG”) emissions. Various regulators have proposed or adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among other things, certain offshore activities relating to oil and gas production. As such, we regularly assess the environmental impact of operations, focusing on the reduction of GHG emissions, operational discharges, water use, and waste. Furthermore, we actively look to collaborate with our customers to evaluate economic alternatives for reducing the carbon footprint of our drilling rigs.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge at our website as soon as reasonably practicable after such material is electronically filed with or furnished with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.
Our website address is http://www.noblecorp.com. Investors should also note that we announce material financial information in SEC filings, press releases, and public conference calls. Based on guidance from the SEC, we may use the investor relations section of our website to communicate with our investors. It is possible that the financial and other information (including fleet status reports) posted there could be deemed to be material information. Noble may also use social media channels including, but not limited to, Noble's accounts on LinkedIn, Facebook, Instagram, and Twitter, to communicate with investors and the public about its business, services, and other matters, and those communications could be deemed to be material information. Documents and information on our website or our social media channels are not incorporated by reference herein.

Item 1A. Risk Factors.
You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K. Each of these risk factors could affect our business, operating results and financial condition, as well as affect an investment in our shares.
Risks Related to Our Business and Operations
Our business depends on the level of activity in the oil and gas industry. Adverse developments affecting the industry, including a decline in the price of oil or gas, reduced demand for oil and gas products, and increased regulation of drilling and production, have in the past had and may in the future have a material adverse effect on our business, financial condition, and results of operations.
Demand for drilling services depends on a variety of economic and political factors and the level of activity in offshore oil and gas exploration and development and production markets around the world. The price of oil and gas, and market anticipation of potential changes in the price, significantly affect this level of activity, as well as dayrates that we can charge customers for our services. Crude oil prices dropped to as low as approximately $19.33 per barrel of Brent Crude in April 2020, and while oil prices have partially recovered recently, they remain volatile.
Higher prices do not necessarily translate into increased drilling activity because our customers typically take into account a number of considerations when they decide to invest in offshore oil and gas resources, including expectations regarding future commodity prices and demand for hydrocarbons. While the price of oil and gas remains volatile, the level of activity in offshore oil and gas exploration and development can be extremely volatile and can be affected by numerous factors beyond our control, including:
•worldwide production, current demand, and our customer’s views of future demand for oil and gas,
•changes in the rate of economic growth in the global economy;
•the cost of exploring for, developing, producing, and delivering oil and gas;
•the ability of OPEC and OPEC+ to set and maintain production levels and pricing;
•expectations regarding future energy prices;
•increased supply of oil and gas resulting from onshore hydraulic fracturing activity and shale development;
•the relative cost of offshore oil and gas exploration versus onshore oil and gas production;
•potential acceleration in the investment, development, and the price and availability, of alternative fuels or energy sources;
•allocation of capital to exploration and production operations within customers’ broader portfolios;
•the level of production in non-OPEC+ countries;
•inventory levels and the cost and availability of storage and transportation of oil, gas, and their related products;
•worldwide financial instability or recessions;
•regulatory restrictions or any moratorium on offshore drilling or the availability of offshore lease or concession areas;
•the discovery rate of new oil and gas reserves either onshore or offshore;
•the rate of decline of existing and new oil and gas reserves;
•available pipeline and other oil and gas transportation capacity;
•oil refining capacity;
•the ability of oil and gas companies to raise capital;
•limitations on liquidity and available credit;
•advances in exploration, development, and production technology either onshore or offshore;
•technical advances affecting energy consumption, including the displacement of hydrocarbons;
•merger, acquisition, and divestiture activity among oil and gas industry participants;
•the availability of, and access to, suitable locations from which hydrocarbons can be produced;
•adverse weather and sea conditions, including hurricanes, typhoons, cyclones, winter storms, and rough seas;

•the occurrence or threat of a major natural disaster, catastrophic event, epidemic, or pandemic diseases, as well as any governmental response to such occurrence or threat;
•changes in and compliance with tax laws, regulations, and policies;
•changes in and compliance with environmental laws, regulations, and other initiatives, including those involving alternative energy sources, the phase-out of fossil fuel consuming vehicles, and the risks of global climate change;
•the political environment of oil-producing countries or regions, including uncertainty or instability resulting from civil disorder, geopolitical instability, border disputes, or an outbreak or escalation of armed hostilities or acts of war or terrorism, such as the conflict between Russia and Ukraine, Middle East conflicts, and the Guyana-Venezuela dispute, and their respective regional and global ramifications; and
•the laws, regulations, and policies of governments regarding exploration and development of their oil and gas reserves or speculation regarding future laws or regulations.
Adverse developments affecting the industry as a result of factors such as those listed above, including a decline in the price of oil and gas from their current levels or the failure of the price of oil and gas to consistently remain at or above a level that encourages our customers to expand their capital spending, the inability of our customers to access capital on economically advantageous terms, including as a result of the increasing focus on climate change by investors, a global recession, reduced demand for oil and gas products, or a perception that the demand for hydrocarbons will significantly decrease, increased supply due to the development of new onshore drilling and production technologies, and increased regulation of drilling and production, particularly if several developments were to occur in a short period of time, would have a material adverse effect on our business, financial condition, and results of operations. However, increases in near-term commodity prices do not necessarily translate into increased offshore drilling activity because customers’ expectations of longer-term future commodity prices and expectations regarding future demand for hydrocarbons typically have a greater impact on demand for our rigs. The level of oil and gas prices has had, and may in the future have, a material adverse effect on demand for our services, and future declines in prices would likely have a material adverse effect on our business, results of operations, and financial condition.
The offshore contract drilling industry is a highly competitive and cyclical business with intense price competition. If we are unable to compete successfully, our profitability may be materially reduced.
The offshore contract drilling industry is a highly competitive and cyclical business characterized by high capital and operating costs and evolving capability of newer rigs. Drilling contracts are traditionally awarded on a competitive bid basis. Price competition, rig availability, location, suitability, and technical specifications are the primary factors in determining which rig is qualified for a job, and additional factors such as experience of the workforce, operating efficiency, safety performance record, condition of equipment, operating integrity, reputation, industry standing, and customer relations are also often considered. Our future success and profitability will partly depend upon our ability to keep pace with our customers’ demands with respect to these factors. In the past several years, the pace of consolidation in our industry has increased, and may continue to increase, leading to the creation of a number of larger and financially stronger competitors. If we are unable, or our customers believe that we are unable, to compete with the scale and financial strength of certain of our competitors, it could harm our ability to maintain existing drilling contracts and secure new ones.
Further, if current competitors implement new or differentiated technical capabilities, services or standards, which may be more attractive to our customers or price their product offerings more competitively, it could have a material adverse effect on our business, financial condition, and results of operations. We may face competitive pressure to develop, implement, or acquire certain new technologies at a substantial cost. We cannot be certain that we will be able to continue to develop and implement new technologies or products.
Our industry is also cyclical, periods of low demand or excess rig supply intensify the competition in the industry and have resulted in, and may continue to result in, many of our rigs earning substantially lower dayrates or being idle for long periods of time. Although the industry has experienced a rationalization and correction of the global offshore rig supply, we continue to experience competition from newbuild rigs, including rigs that have been stranded in shipyards, that have either already entered the market or are available to enter the market. The entry of these rigs into the market has resulted in, and may in the future result in, lower dayrates for both newbuilds and existing rigs rolling off their current contracts. In addition, our competitors may relocate rigs to geographic markets in which we operate, which could exacerbate any excess rig supply, or depress the current rationalization and correction of offshore rig supply, and result in lower dayrates and utilization in those regions.

In addition, our customers continue to seek more favorable terms with respect to allocation of risk under offshore drilling contracts. Our drilling contracts provide for varying levels of risk allocation and indemnification from our customers. Our customers have historically assumed most of the responsibility for and indemnified us from loss, damage, or other liability resulting from pollution or contamination, including clean-up and removal and third-party damages arising from operations under the contract when the source of the pollution originates from the well or reservoir, including those resulting from blow-outs or loss of well control. However, we regularly are required to assume certain amounts of liability for pollution damage caused by our negligence, which liability generally has higher caps, or may even have unlimited liability, where the damage is caused by our gross negligence or willful misconduct. We still face resistance with some customers when attempting to allocate less risk to us and lower caps for damage caused by our gross negligence or willful misconduct or reduce our exposure with respect pollution or contamination. Our contracts may also be subject to court assessment whereby a court could decide that certain contractual indemnities in current or future contracts are not enforceable. Going forward, we could decide or be required to retain more risk in the future, resulting in higher risk of losses, which could be material. Moreover, we may not be able to maintain adequate insurance in the future at rates that we consider reasonable or be able to obtain insurance against certain risks.
We have not been, and may continue not to be, able to renew or replace certain expiring contracts, and our customers have sought, and may seek in the future, to terminate, renegotiate, or repudiate our drilling contracts and have had, and may have in the future, financial difficulties that prevent them from meeting their obligations under our drilling contracts.
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
During periods of depressed market conditions, we are subject to an increased risk of our customers seeking to renegotiate or repudiate their contracts. The ability of our customers to perform their obligations under drilling contracts with us may also be adversely affected by the financial condition of the customer, restricted credit markets, economic downturns, and industry downturns. We may elect to renegotiate the rates we receive under our drilling contracts downward if we determine that to be a reasonable business solution. If our customers cancel or are unable to perform their obligations under their drilling contracts, including their payment obligations, and we are unable to secure new contracts on a timely basis on substantially similar terms or if we elect to renegotiate our drilling contracts and accept terms that are less favorable to us, it could have a material adverse effect on our business, financial condition and results of operations.
Drilling contracts with national oil companies may expose us to greater risks than we normally assume in drilling contracts with non-governmental customers.
Contracts with national oil companies are often non-negotiable and may expose us to greater commercial, political and operational risks than we assume in other contracts, such as exposure to materially greater environmental liability and other claims for damages (including consequential damages) and personal injury related to our operations, or the risk that the contract may be terminated by our customer without cause on short-term notice, contractually or by governmental action, under certain conditions that may not provide us an early termination payment, collection risks and political risks. In addition, our ability to resolve disputes or enforce contractual provisions may be negatively impacted with these contracts. We can provide no assurance that the increased risk exposure will not have an adverse impact on our future operations or that we will not increase the number of rigs contracted to national oil companies with commensurate additional contractual risks.
Our current backlog of contract drilling revenue may not be ultimately realized.
Generally, contract backlog only includes future revenues under signed drilling contracts; however, from time to time, we may report anticipated commitments under letters of intent or awards for which definitive agreements have not yet been, but are expected to be, signed. We may not be able to perform under these contracts as a result of operational or other breaches or due to events beyond our control, and we may not ultimately execute a definitive agreement in cases where one does not currently exist. Moreover, we can provide no assurance that our customers will be able to or willing to fulfill their contractual commitments to us or that they will not seek to renegotiate or repudiate their contracts, especially during an industry downturn. The terms of some of our drilling contracts permit the customer to terminate the contract after specified notice periods by tendering contractually specified termination amounts or, in certain cases, without any payment. In estimating backlog, we make certain assumptions about applicable dayrates under our longer-term contracts which have dayrate adjustment mechanisms (like certain of our contracts with ExxonMobil, AkerBP, and Petrobras). We cannot assure you that actual results will mirror these assumptions. Our inability to perform under our contractual obligations, execute definitive agreements, our customers’ inability or unwillingness to fulfill their contractual commitments to us, including as a result of contract repudiations or our decision to accept less favorable terms on our drilling contracts, or the failure of actual results to reflect the assumptions we use to estimate backlog for certain contracts could have a material adverse effect on our business, financial condition, and results of operations.
A substantial portion of our business is dependent on several of our customers as well as dependent on several geographic areas and the disruption of business with any of these customers or disruption of business within these geographic areas could have a material adverse effect on our financial condition and results of operations.
Any concentration of customers increases the risks associated with any possible termination or nonperformance of drilling contracts, failure to renew contracts or award new contracts, or reduction of their drilling programs. In addition, the concentration of operations within a geographic area increases the impact of terrorism, piracy, or political or social unrest, changes in local laws and regulations, as well as severe weather events, should they occur within an area of concentration. As of December 31, 2023, ExxonMobil, Aker BP, and Petrobras represented approximately 42.5%, 15.3%, and 12.9% of our contract backlog, respectively, and operations within Guyana, the Gulf of Mexico, and the North Sea accounted for approximately 42.5%, 7.5%, and 19.7% of our contract backlog, respectively. ExxonMobil, Shell plc, and TotalEnergies accounted for approximately 24.5%, 13.6%, and 10.5%, respectively, of our consolidated operating revenues for the year ended December 31, 2023, and operations in Guyana, the Gulf of Mexico, and the North Sea accounted for approximately 27.2%, 16.9%, and 17.0%, respectively, of our consolidated operating revenues for the year ended December 31, 2023. This concentration of customers increases the risks associated with any possible termination or nonperformance of contracts, in addition to our exposure to credit risk. If any of these customers were to terminate or fail to perform their obligations under their contracts and we were not able to find other customers for the affected drilling units promptly, our financial condition, and results of operations could be materially adversely affected. Additionally, the concentration of operations in specific geographies increases the risks associated with terrorism, piracy, political or social unrest, changes in local laws and regulations, as well as severe weather events within those regions, should they occur. If we were forced to cease drilling operations in any of these regions for any reason and we were not able to redeploy to other regions promptly, our financial condition and results of operations could be materially adversely affected.
Our business may be impacted by numerous operating hazards.
Our operations are subject to many hazards inherent in the drilling business, including:
•loss of well control or blowout;
•fire;
•navigation hazards, such as collisions or groundings of offshore equipment;
•helicopter accidents;
•seabed punch-throughs of a jackup rig;
•mechanical or technological equipment failures;
•failure to comply with environmental, health, and safety requirements;
•loss of well integrity (such as pipe or cement failures and casing collapses);
•adverse weather or sea conditions (caused by events including hurricanes, typhoons, tsunamis, cyclones, and winter storms, which may increase in frequency and severity as a result of climate change);

•loop currents or eddies;
•toxic gas emanating from the well; and
•improper handling, release, or disposal of hazardous materials.
These hazards could cause personal injury, including claims of post-traumatic stress or loss of life, suspend drilling operations, result in regulatory investigation or penalties, seriously damage or destroy property and equipment, result in claims by employees, customers, or third parties, cause environmental damage, and cause substantial damage to oil and gas producing formations or facilities. Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, and failure of subcontractors to perform or supply goods or services or personnel shortages. The occurrence of any of the hazards we face could have a material adverse effect on our business, financial condition, and results of operations.
Unionization efforts, labor interruptions, and labor regulations could have a material adverse effect on our operations.
Certain of our employees and contractors in international markets, such as Australia, certain African countries, Norway, and Denmark, are represented by labor unions and work under collective bargaining or similar agreements, which are subject to periodic renegotiation, and efforts may be made from time to time to unionize other portions of our workforce. Although we have not experienced any labor disruptions, strikes, or other forms of labor unrest in connection with our personnel, there can be no assurance that labor disruptions by employees and contractors will not occur in the future. Further, unionized employees of third parties on whom we rely may be involved in labor disruptions, strikes, or other forms of labor unrest, causing operational disruptions. Such actions could result in the occurrence of additional costs, as well as limitations on our ability to operate or provide services to our customers, which may materially adversely affect our business, financial condition, and results of operations. In addition strikes may occur in connection with annual salary negotiations with respect to unionized employees or contractors. If future labor strikes force us to shut down any of our operations, such interruption in operations could materially adversely affect our business, financial condition, and results of operations. Additionally, legislation has been introduced in the US Congress that could encourage additional unionization efforts in the US, as well as increase the chances that such efforts succeed. Additional unionization efforts, if successful, could materially increase our labor costs and operating restrictions.
In addition, in connection with the completion of the Business Combination with Maersk Drilling in October 2022, we reduced the size of our combined workforce. While we believe the reduction in force was compliant with applicable labor law requirements and practices in the relevant jurisdictions, there is a risk that certain redundancies may be challenged by employees or labor unions, which could lead to further negotiations or legal proceedings. Such legal proceedings could result in additional costs for legal fees and, if unfavorable decisions are made against us, fines or damages. There is also a risk that the reduction in force could give rise to labor actions. While no such claims or actions have been brought to date, if any future challenges are brought and are successful, negative outcomes could materially adversely affect our business, financial condition, and results of operations.
A major natural disaster, catastrophic event, acts of war, terrorism, social unrest, pandemic, or other similar event could have a materially adverse effect on our business, financial condition, and results of operations, or have other adverse consequences.
Our business, financial condition, results of operations, access to capital markets, and borrowing costs may be adversely affected by a major natural disaster or catastrophic event, including civil unrest, geopolitical instability, war, terrorist attack, pandemics, or other (actual or threatened) public health emergencies such as the COVID-19 outbreak, or other events beyond our control, and measures taken in response thereto.
Acts of terrorism and social unrest, brought about by world political events or otherwise, such as the conflict between Russia and Ukraine, Middle East conflicts, and the Guyana-Venezuela dispute, and their respective regional and global ramifications, have caused instability in the world’s financial and insurance markets in the past and may occur in the future. Such acts could be directed against companies such as ours. In addition, acts of terrorism, piracy, and social unrest could lead to increased volatility in prices for crude oil and natural gas and could affect the markets for drilling services. Insurance premiums could increase and coverage may be unavailable in the future. Government regulations may effectively preclude us from engaging in business activities in certain countries. These regulations could be amended to cover countries where we currently operate or where we may wish to operate in the future.
Our drilling contracts do not generally provide indemnification against loss of capital assets or loss of revenues resulting from acts of terrorism, piracy, or political or social unrest. We have limited insurance for our assets providing coverage for physical damage losses resulting from risks, such as terrorist acts, piracy, vandalism, sabotage, civil unrest, expropriation, and acts of war, and we do not carry insurance for loss of revenues resulting from such risks.

The COVID-19 outbreak, including emerging variants of COVID-19, created, and other public health emergencies may in the future create, significant volatility and uncertainty and economic and financial market disruption. Governmental authorities have implemented, and may implement in the future, numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. Due to travel restrictions and mandatory quarantine measures, we have experienced, and may in the future to experience, increased difficulties, delays, and expenses in moving our personnel to and from our operating locations. We may be unable to pass these increased expenses to our customers. Further, we have previously, and may in the future have to, temporarily shut down operations of one or more of our rigs if there is an outbreak of COVID-19 or other public health emergency or vacancies of essential positions due to related infections, which could have a material negative impact on our business, financial condition, and results of operations. Additionally, disruptions to the ability of our suppliers, manufacturers, and service providers to supply labor, parts, equipment, or services in the jurisdictions in which we operate, whether as a result of government actions, labor shortages, travel restrictions, the inability to source labor, parts or equipment from affected locations, or other effects related to the COVID-19 pandemic or other public health emergency, have increased our operating costs and the risk of rig downtime and negatively impacted our ability to meet commitments to customers and may do so in the future.
We face risks associated with our participation in certain joint ventures as well as investments in associates.
We have made investments in certain joint ventures and as well as investments in associates. Such investments are often entered into to satisfy local requirements, including local content requirements, in certain jurisdictions and the terms of the investment agreements vary depending on the counterparty and jurisdiction involved. For example, we currently have joint ventures with local owners or partners that were entered into in the ordinary course of business to satisfy local content requirements in certain African countries, countries in the Middle East, and Mexico and other applicable jurisdictions in which we operate. Investments in joint ventures or associates over which we have partial or joint control are subject to the risk that the other owners or partners in such joint venture or associate, who may have different business or investment strategies compared to ours or with whom we may have a disagreement or dispute, may have the ability to block business, financial, or management decisions (such as the decision to distribute dividends or appoint members of management) which may be crucial to the success of our investment in the joint venture or associate, or could otherwise implement initiatives which may be contrary to our interests. In addition, such joint venture owners or partners may be unable, or unwilling, to fulfil their obligations under the relevant agreements (for example by not contributing working capital or other resources), or may experience financial, operational, or other difficulties that may adversely impact our investment in a particular joint venture or associate. In addition, such joint venture owners or associates may lack sufficient controls and procedures which could expose us to risk. If any of the foregoing were to occur, such occurrence could materially adversely affect our business, financial condition, and results of operations.
We are exposed to risks relating to operations in international locations, including the mobilization and demobilization of our rigs to and from such locations.
We operate in various regions throughout the world that may expose us to political or governmental risks and other uncertainties, including risks of:
•seizure, nationalization, or expropriation of property or equipment;
•monetary policies, capital controls, government credit rating downgrades and potential defaults, and any potential shutdown of the US government;
•foreign currency fluctuations and devaluations;
•limitations on the ability to repatriate income or capital;
•complications associated with repairing and replacing equipment in remote locations;
•repudiation, nullification, modification, or renegotiation of contracts;
•limitations on insurance coverage, such as war risk coverage, in certain areas;
•import-export quotas, wage and price controls, and imposition of sanctions or other trade restrictions;
•operating delays as a result of excess governmental scrutiny or oversight;
•compliance with and changes in taxation rules or policies;
•compliance with and changes in regulatory or financial requirements, including local ownership, presence, or labor requirements;
•other forms of government regulation and economic conditions that are beyond our control and that create operational uncertainty;

•corruption, payment of bribes to government officials, money laundering, or kleptocracy (i.e., political corruption in which the government seeks personal gain and status at the expense of the governed); and
•terrorism, piracy, civil, or international disturbances or conflict, such as the conflict between Russia and Ukraine, Middle East conflicts, and the Guyana-Venezuela dispute, and their respective regional and global ramifications.
Further, we operate or have operated in certain less-developed countries with legal systems that are not as mature as those in more developed countries, which can lead to greater uncertainty in legal matters and proceedings. Examples of challenges of operating in these countries include:
•ongoing changes in Brazilian laws related to the importation of rigs and equipment that may impose bonding, insurance, or duty-payment requirements;
•procedural requirements for temporary import permits, which may be difficult to obtain; and
•the effect of certain temporary import permit regimes, where the duration of the permit does not coincide with the general term of the drilling contract.
Our ability to do business in a number of jurisdictions is subject to maintaining required licenses and permits and complying with applicable laws and regulations. For example, all of our drilling units are subject to regulatory requirements of the flag state, the country where a drilling unit is registered. The applicable flag state requirements are consistent with international maritime standards. In addition, each of our drilling units must assessed by a classification society, which conducts a surveys and reviews for physical and operational compliance with the rules of the classification society and the requirements of the flag state, signifying that such drilling rig has been constructed, maintained, crewed, and operated in accordance with the rules of the classification society and complies with applicable rules and regulations of the flag state (also referred to as being “in-class”). If any drilling unit is deemed or otherwise found to be “out of class” it will no longer be permitted to operate, certain contractual obligations will be voided, canceled, or withdrawn (e.g., drilling contracts, insurance contracts, etc.) and the unit will be prohibited from entering the waters of most countries.
Jurisdictions where we operate may attempt to increase or impose requirements that our drilling units operating in such a jurisdiction have to satisfy, such as certain local ownership or content requirements or registration under the flag of that jurisdiction, or similar measures, resulting in our inability or being prevented from operating in a country imposing such requirements or measures.
Any such inability to carry on operations in jurisdictions where we operate or desire to operate, or our failure to comply with any other laws and regulations of the countries where we operate, could have a material adverse effect on our results of operations. In addition, OPEC and OPEC+ initiatives, as well as other governmental actions, have caused and may continue to cause oil price volatility. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil companies, which may continue. Some governments favor or effectively require the awarding of drilling contracts to local contractors, require use of a local agent, require partial local ownership, or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. In addition, some governments frequently intervene in their economy generally and occasionally make significant changes in policy and regulations. An example is the Brazilian government's actions to control inflation and other policies and regulations which have often involved, among other measures, changes in interest rates, changes in tax policies, changes in legislation, wage controls, price controls, currency devaluations, capital controls, and limits on imports of goods and services. These practices may adversely affect our ability to compete and our results of operations.
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
In addition, the offshore drilling industry is a global market requiring flexibility for rigs, depending on their technical capability, to relocate and operate in various environments, moving from one area to another. The mobilization of rigs is expensive and time-consuming and can be impacted by several factors including, but not limited to, governmental regulation and customs practices, availability of tugs and tow vessels, weather, currents, political instability, civil unrest, and military actions, such as the conflict between Russia and Ukraine, Middle East conflicts, and the Guyana-Venezuela dispute, and their respective regional and global ramifications, and rigs may as a result become stranded. Some jurisdictions enforce strict technical requirements on the rigs requiring substantial physical modification to the rigs before they can be utilized. Such modifications may require significant capital expenditures, and as a result, may limit the use of the rigs in those jurisdictions in the future. In addition, mobilization carries the risk of damage to the rig. Failure to mobilize a rig in accordance with the deadlines set by a specific customer contract could result in a loss of compensation, liquidated damages or the cancellation or termination of the contract. In some cases, we may not be paid for the time that a rig is out of service during mobilization. In addition, in the hope of securing future contracts, we may choose to mobilize a rig to another geographic market without a customer contract in place. If no customer contracts are obtained, we would be required to absorb these costs. Mobilization and relocating activities could, therefore, potentially materially adversely affect our business, financial condition, and results of operations.
Operating and maintenance costs of our rigs may be significant and may not correspond to revenue earned.
Our operating expenses and maintenance costs depend on a variety of factors including: crew costs, costs of provisions, equipment, insurance, maintenance and repairs, shipyard costs, supply chain disruptions, and inflation, many of which are beyond our control. Our total operating costs are generally related to the number of drilling rigs in operation and the cost level in each country or region where such drilling rigs are located. Equipment maintenance costs fluctuate depending upon the type of activity that the drilling rig is performing and the age and condition of the equipment. Operating and maintenance costs will not necessarily fluctuate in proportion to changes in operating revenues. While operating revenues may fluctuate as a function of changes in dayrate, costs for operating a rig may not be proportional to the dayrate received and may vary based on a variety of factors, including the scope and length of required rig preparations and the duration of the contractual period over which such expenditures are amortized. Any investments in our rigs may not result in an increased dayrate for or income from such rigs. A disproportionate change in the amount of operating and maintenance costs in comparison to dayrates could have a material adverse effect on our business, financial condition, and results of operations.
Inflation may adversely affect our operating results.
Inflationary factors such as increases in labor costs, material costs, and overhead costs may adversely affect our operating results and cash flows. We have experienced increases in the cost of labor and materials during the year ended December 31, 2023, and we currently expect inflationary pressures to continue into 2024. A high rate of inflation, including a continuation of inflation at the current rate, may have an adverse effect on our ability to maintain current levels of gross margin and general and administrative expenses as a percentage of total revenue, if our dayrates do not increase sufficiently to cover these increased costs, as well as result in increases in our capital expenditures. Most of our contracts have dayrates that are fixed over the contract term and while some of our long-term contracts contain rate adjustment provisions, they can be based on market fluctuations rather than cost increases. To the extent a drilling contract provides for escalations attributable to inflation in our costs, those adjustments will lag the impact of inflationary pressures and may not reflect the full impact to us of any cost inflation. As drilling contracts with such provisions expire or are terminated, there can be no assurance that future drilling contracts will contain similar provisions, which may reduce our margins in inflationary environments. In addition, inflation is often, and has recently been, accompanied by higher interest rates. Such higher interest rates may affect our ability to enter into future traditional debt financing, as high inflation may result in an increase in cost to borrow. Future increases in interest rates may negatively impact our cost of capital and ability to access capital markets.
Operational interruptions, maintenance, or repair work may delay commencement of operations or cause our customers to suspend or reduce payment of dayrates until operation of the respective drilling rig is resumed, which may lead to loss of revenue, payment of liquidated damages, termination, or renegotiation of the drilling contract.
If our drilling rigs are idle for reasons that are not related to the ability of the rig to operate, our customers may be entitled to pay a waiting, or standby, rate that is lower than the full operational rate. In addition, if our drilling rigs are taken out of service for maintenance and repair for a period of time that exceeds the scheduled maintenance periods set forth in our drilling contracts, we may not be entitled to payment of full dayrates until the rig is able to work. Several factors could cause operational interruptions, including:
•breakdowns of equipment and other unforeseen engineering problems;
•work stoppages, including labor strikes;
•shortages of material and skilled labor;
•shipyard availability, failures, and difficulties;
•delays in repairs by suppliers;
•surveys by government and maritime authorities;
•periodic classification surveys;
•delays imposed by or resulting from compliance with permits, laws, regulations, or litigation;

•severe weather, strong ocean currents, or harsh operating conditions;
•force majeure events; and
•the occurrence or threat of epidemic or pandemic diseases, such as COVID-19, or any government response to such occurrence or threat.
Several of these factors have been exacerbated by global supply chain disruptions, including disruptions due to COVID-19 and the conflict between Russia and Ukraine, Middle East conflicts, and the Guyana-Venezuela dispute, and their respective regional and global ramifications. If a delay of commencement of operations, or interruption of operations, exceeds a determined period, our customers may have the right to pay a rate that is significantly lower than the waiting rate for a period of time, may be entitled to liquidated damages and may have a right to terminate the drilling contracts related to the subject rig. Suspension of drilling contract payments, payment of liquidated damages, prolonged payment of reduced rates, or termination of any drilling contract as a result of an interruption of operations as described herein could materially adversely affect our business, financial condition, and results of operations.
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
Although we maintain insurance in the geographic areas in which we operate, pollution, reservoir damage, and environmental risks generally are not fully insurable. Our insurance policies may not adequately cover our losses or may have exclusions of coverage for some losses. We do not have insurance coverage for all risk exposures. For example, we carry no loss of hire insurance for any rigs in our fleet. In addition, our insurance may not cover losses associated with pandemics such as the COVID-19 pandemic. Furthermore, the damage sustained to offshore oil and gas assets in the United States as a result of hurricanes has negatively impacted certain aspects of the energy insurance market, resulting in more restrictive and expensive coverage for US named windstorm perils due to the price or lack of availability of coverage. Accordingly, we have primarily self-insured the rigs in the US Gulf of Mexico for property damage resulting from named windstorm perils. We do, however, currently have windstorm third-party liability coverage for all rigs, including those operating in the US Gulf of Mexico subject to certain limits. We will continue to monitor the insurance market conditions in the future and may decide not to, or be unable to, purchase named windstorm coverage for some or all of the rigs operating in the US Gulf of Mexico.
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
If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could adversely affect our business, financial condition, and results of operations.
Our failure to adequately protect our sensitive information and operational technology systems and critical data and our service providers’ failure to protect their systems and data could have a material adverse effect on our business, results of operations, and financial condition.
Our day-to-day operations increasingly depend on information and operational technology systems that we manage, and other systems that our third parties, such as our service providers, vendors, and equipment providers, manage, including critical systems on our drilling units. These systems are subject to risks associated with growing and evolving cyber incidents or attacks. These risks include, but may not be limited to, human error, power outages, computer and telecommunication failures, natural disasters, fraud or malice, social engineering or phishing attacks, viruses or malware, and other cyberattacks, such as denial-of-service or ransomware attacks. Entities or groups, including cybercriminals, competitors, and nation state actors, have mounted cyber-attacks on businesses and other organizations solely to disable or disrupt computer systems, disrupt operations and, in some cases, steal data. In addition, the US government has issued public warnings that indicate energy assets and companies engaging in significant transactions, such as acquisitions, might be specific targets of cybersecurity threats. Geopolitical tensions or conflicts, such as the conflict between Russia and Ukraine, and the increased adoption of artificial intelligence technologies, may further heighten the risk of cybersecurity threats.
Also, many of our non-operational employees work remotely a significant amount of their time, which has created certain operational risks, such as an increased risk of security breaches or other cyber incidents or attacks, loss of data, fraud, and other disruptions as more fully outlined, above. Working remotely has significantly increased the use of technological and online telecommunication services and remote networking, which enable employees to work outside of our corporate infrastructure and, in some cases, use their own personal equipment. This remote work model has resulted in an increased demand for technological resources and may expose us to additional risks of cyber-incidents or attacks, security breaches, loss of data, fraud, and other disruptions as a consequence of more employees accessing sensitive and critical information remotely. Due to the nature of cyber-attacks, breaches to our systems or our service or equipment providers’ systems could go undetected for a prolonged period of time. A breach could also compromise or originate from our customers’, vendors’, or other third-party systems or networks outside of our control. A security breach may result in legal claims or proceedings against us by our shareholders, employees, customers, vendors, and governmental authorities, both in the US and internationally.
The Company maintains a cybersecurity program, which includes administrative, technical, and organizational safeguards, a significant cyberattack or incident, either with our systems or a critical third-party systems, could disrupt our operations and result in downtime, loss of revenue, harm to the Company's reputation, or the loss, theft, corruption, or unauthorized release of our critical data or those with whom we do business, as well as result in higher costs to correct and remedy the effects of such incidents, including potential extortion, unforeseen payments associated with ransomware, or ransom demands. If our, or our service or equipment providers’, safeguards maintained for protecting against cyber incidents or attacks prove to be insufficient, and an incident were to occur, it could have a material adverse effect on our business, financial condition, reputation, and results of operations. Even though we carry cyber insurance that may provide insurance coverage under certain circumstances, we might suffer losses as a result of a security breach or cyber incident that exceeds the coverage available under our policy or for which we do not have coverage, and we cannot be certain that cyber insurance will continue to be available to us on commercially reasonable terms, or at all.
In addition, laws and regulations governing, or proposed to govern, cybersecurity, data privacy and protection, and the unauthorized disclosure of confidential or protected information, including the UK Data Protection Act, the EU General Data Protection Regulation, the Data Protection Law, as revised, of the Cayman Islands, the California Consumer Privacy Act, the Cyber Incident Reporting for Critical Infrastructure Act, and other similar legislation in domestic and international jurisdictions pose increasingly complex compliance challenges and potentially elevate costs, and any failure to comply with these laws and regulations could result in significant penalties and legal liability.
Upgrades, refurbishment, and repair of rigs are subject to risks, including delays and cost overruns, that could have an adverse impact on our available cash resources and results of operations.
We will continue to make upgrades, refurbishment, and repair expenditures to our fleet from time to time, some of which may be unplanned. In addition, we may reactivate rigs that have been cold or warm stacked and make selective acquisitions of rigs. Our customers may also require certain upgrade projects for our rigs. These projects typically become more time consuming and expensive the older the fleet becomes and are subject to risks of cost overruns or delays inherent in any large construction project as a result of numerous factors, including the following:
•shortages of equipment, materials, or skilled labor;
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

•unforeseen increases in the cost of equipment, labor, and raw materials, particularly steel due to inflation or other factors;
•unanticipated actual or purported change orders;
•customer acceptance delays;
•disputes with shipyards and suppliers;
•delays in, or inability to obtain, access to funding;
•shipyard availability, failures, and difficulties, including as a result of financial problems of shipyards or their subcontractors; and
•failure or delay of third-party equipment vendors or service providers.
The failure to complete a rig upgrade, refurbishment, or repair on time, or at all, may result in related loss of revenues, liquidated damages, penalties, or delay, renegotiation, or cancellation of a drilling contract or the recognition of an asset impairment. Additionally, capital expenditures could materially exceed our planned capital expenditures. Moreover, when our rigs are undergoing upgrade, refurbishment, and repair, they may not earn a dayrate during the period they are out of service. If we experience substantial delays and cost overruns in our shipyard projects, it could have a material adverse effect on our business, financial condition, and results of operations. We currently have no new rigs under construction, however, reactivation of the Noble Meltem would require a significant amount of capital investment.
Failure to attract and retain skilled personnel or an increase in personnel costs could adversely affect our operations.
Our employees are vital to our success, we require skilled personnel to operate and provide technical services and support for our drilling units. In the past, during periods of high demand for drilling services and increasing worldwide industry fleet size, shortages of qualified personnel have occurred and competition for personnel has intensified. During periods of reduced demand, there have been, and in the future may be, layoffs of qualified personnel (including offshore personnel), who often find work with competitors or leave the industry. As a result, if market conditions improve following a period of reduced demand and we seek to reactivate warm or cold stacked rigs, move rigs to a new locale, upgrade our working rigs, or purchase additional rigs, we may face shortages of qualified personnel, which would impair our ability to attract qualified personnel for our new or existing drilling units, impair the timeliness and quality of our work and create upward pressure on personnel costs, any of which could adversely affect our operations.
In addition, our ability to retain our key business leaders is critical. The market for highly skilled workers and leaders in our industry is extremely competitive, and we may need to invest significant amounts of cash and equity to attract and retain new employees. We may never realize returns on these investments. To help attract, retain, and motivate qualified employees, we use equity-based awards, and performance-based cash incentive awards. Sustained declines in our stock price, or lower stock price performance relative to competitors, can reduce the retention value of our equity-based awards, which can impact the competitiveness of our compensation. The unexpected loss of members of management, qualified personnel, or a significant number of employees due to disease, disability or death, could have a material adverse effect on us.
Supplier capacity constraints or shortages in parts or equipment, supplier production disruptions, supplier quality, and sourcing issues or price increases could increase our operating costs, decrease our revenues, and adversely impact our operations.
Our reliance on third-party suppliers, manufacturers, and service providers to secure equipment used in our drilling operations exposes us to volatility in the quality, price, and availability of such items. Certain specialized parts and equipment we use in our operations may be available only from a single or small number of suppliers. During periods of reduced demand, many of these third-party suppliers reduced their inventories of parts and equipment and, in some cases, reduced their production capacity, and may do so in the future. Moreover, the global supply chain has experienced challenges and disruptions in recent years, resulting in shortages of, shipping delays, and increased pricing pressures on, among other things, certain raw materials and labor. If the market for our services improves and we seek to reactivate warm or cold stacked rigs, upgrade our working rigs, or purchase additional rigs, these reductions and global supply chain constraints could make it more difficult for us to find equipment and parts for our rigs. A disruption or delay in the deliveries from such third-party suppliers, capacity constraints, production disruptions, price increases (including those related to inflation and supply chain disruptions), defects or quality-control issues, recalls, or other decreased availability or servicing of parts and equipment could adversely affect our ability to reactivate rigs, upgrade working rigs, purchase additional rigs, or meet our commitments to customers on a timely basis, adversely impact our operations and revenues by resulting in uncompensated downtime, reduced dayrates, the incurrence of liquidated damages, or other penalties or the cancellation or termination of contracts, or increase our operating costs.

We may experience risks associated with future mergers, acquisitions, or dispositions of businesses or assets or other strategic transactions.
As part of our business strategy, and as evidenced by the Pacific Drilling Merger (as defined herein) and the Business Combination with Maersk Drilling, we have pursued and completed, and may continue to pursue, mergers, acquisitions, or dispositions of businesses or assets or other strategic transactions that we believe will enable us to strengthen or broaden our business. We may be unable to implement this element of our strategy if we cannot identify suitable companies, businesses or assets, reach agreement on potential strategic transactions on acceptable terms, manage the impacts of such transactions on our business, or for other reasons. Moreover, mergers, acquisitions, dispositions, and other strategic transactions involve various risks, including, among other things, (i) difficulties relating to integrating or disposing of a business, including changes to our employee workforce and unanticipated changes in customer, vendor, and other third-party relationships, (ii) failure to integrate operations and internal controls, including those related to financial reporting, disclosure and cybersecurity and data protection, (iii) diversion of management’s attention from day-to-day operations, (iv) failure to realize the anticipated benefits of such transactions, such as cost savings and revenue enhancements, (v) potentially substantial transaction costs associated with such transactions, (vi) failure to identify significant issues at the target during the due diligence process, which could result in financial or legal exposure, and (vii) potential impairment resulting from the overpayment for an acquisition.
Future mergers or acquisitions may require us to obtain additional equity or debt financing, which may not be available on attractive terms. Moreover, to the extent a transaction financed by non-equity consideration results in goodwill, it will reduce our tangible net worth, which might have an adverse effect on credit availability.
At certain locations where we operate there is an increased potential for seasonal weather events that could lead to limits or restrictions on our ability to operate, damage to our assets and equipment, liabilities, or claims, operational delays for recovery and repair, liability claims, impacts on customer and vendor contracts, regulatory fines and penalties, and uninsured losses, which could adversely affect our business.
Certain areas of the world where we operate, such as the Gulf of Mexico, South Atlantic, the North Sea, Southwest Pacific, South China Sea, and Southeast Indian Ocean, experience significant weather events, typically on a seasonal basis, manifesting as an unnamed wind event or of a magnitude that places it in a category of tropical cyclone, hurricane, typhoon, or extratropical cyclone. While such weather events are tracked, forecasted, and reported by recognized meteorological institutions, information upon which we rely when contracting and operating our drilling rigs, are merely projections and the actual course, speed, and/or severity of any one event could ultimately be unexpected and lead to an unanticipated encounter and or impact, exposing our assets and personnel to extreme wind and sea conditions that could result in limits or restrictions on our ability to operate, injuries or loss of life, damage to or a loss of our assets and equipment, liabilities or claims, operational delays for recovery and repair, impacts on customer and vendor contracts, regulatory fines and penalties, and/or uninsured losses, which could adversely affect our business and financial performance. For example, in August 2021, as a result of Hurricane Ida in the US Gulf of Mexico, the Globetrotter II was damaged while in transit and a number of crew members were treated for injuries. Moreover, a potential result of climate change is more frequent or more severe weather events. To the extent such weather events become more frequent or more severe, the risks associated with severe weather events could intensify.
Failure to effectively and timely respond to the impact of energy rebalancing could adversely affect our business, results of operations, and cash flows.
Our long-term success depends on our ability to effectively respond to the impact of energy rebalancing, which could require adapting our fleet and business to potentially changing government requirements, customer preferences, and customer base, as well as engaging with existing and potential customers and suppliers to develop or implement solutions designed to reduce or to decarbonize oil and gas operations or to advance renewable and other alternative energy sources. If the energy rebalancing landscape changes faster than anticipated or in a manner that we do not anticipate, demand for our services could be adversely affected. Furthermore, if we fail to, or are perceived not to, effectively implement an energy rebalancing strategy, or if investors or financial institutions shift funding away from companies in fossil fuel-related industries, our access to capital or the market for our securities could be negatively impacted. Additionally, if we fail to, or are perceived not to, effectively implement an energy rebalancing strategy, we may experience diminished reputation or sentiment, an inability to attract and retain talent and/or a loss of customers or vendors.

We rely on third-party suppliers and subcontractors to provide or complete parts, crew, and equipment, as applicable, for our projects and our operations may be adversely affected by the sub-standard performance or non-performance of those suppliers or third-party subcontractors due to production disruptions, quality and sourcing issues, price increases, or consolidation of suppliers and sub-contractors as well as equipment breakdowns.
Our reliance on third-parties such as suppliers, manufacturers, subcontractors, and other service providers for equipment, services, and labor used in our drilling operations exposes us to volatility in the quality, price, and availability of such resources. Certain specialized parts, crew, and equipment used in our operations may be available only from a single or a small number of suppliers. A disruption in the deliveries from such third-party suppliers, capacity constraints, production disruptions, price increases, defects or quality-control issues, recalls, or other decrease in the availability or servicing of parts and equipment could adversely affect our ability to meet our commitments towards our customers, adversely impact operations and revenues by resulting in uncompensated downtime, reduced day rates under the relevant drilling contracts, cancellation or termination of contracts, or increased operating costs. In addition, consolidation of suppliers may limit our ability to obtain supplies and services when needed at an acceptable cost or at all.
Equipment deficiencies or breakdowns, whether due to faulty parts, quality control issues or inadequate installation, may result in increased maintenance costs and could adversely affect our operations and revenues by resulting in financial downtime. For example, we have a multi-year maintenance project to overhaul jacking gears on certain jackup rigs involving significant costs. If mitigation measures put in place are not effective, it could lead to significant financial downtime, adversely affect our ability to meet our commitments with our customers, potential cancellation or termination of drilling contracts, suspension or termination of operations, regulatory penalties or sanctions, or property, environmental, and other damage claims by customers or other third parties, which may in turn have a material adverse effect on the our business, financial condition, results of operations, and reputation. Subcontractors are used to perform certain services and to provide certain input in areas where we do not have requisite expertise and are engaged on some parts of our projects but may be used for a majority of the services in respect of new business models. The subcontracting of work exposes us to risks associated with planning interface non-performance, delayed performance, or substandard performance by our subcontractors. Any inability to hire qualified subcontractors could hinder successful completion of a project. Further, our employees may not have the requisite skills to be able to monitor or control the performance of these subcontractors. We may suffer losses on contracts if the amounts we are required to pay for subcontractor services exceed original estimates. Remedial or mitigating actions, such as requiring contractual obligations from subcontractors that are similar to those we have with our customers, and requesting parent guarantees from subcontractors to cover nonperformance, may not be available or sufficient to mitigate these risks. For example, we have experienced issues with the performance of some of our key suppliers in the past, in particular in relation to delays in the delivery and maintenance of subsea well-control equipment. Such issues could have a negative effect on our business, financial condition, and results of operations.
We face risks associated with creating and executing new business models, particularly when such business models involve a risk profile, remuneration, or financial scheme that is different from a conventional drilling contract.
We are exploring, and have in the past, implemented various degrees of innovative business models with customers and partners in order to expand our share of the value chain, while simultaneously creating better outcomes for our customers and long-term resilience of our business through increased customer collaboration, differentiation, and utilization. Although such business model innovation is intended to offer further earnings opportunities, there are risks associated with creating and executing new business models, particularly when such business models involve a risk profile, remuneration, or financial scheme that is different from our conventional drilling contracts.
Two broad categories of business models include:
(i)    offering integrated services or integrating new services into joint offerings to customers as an integrated service provider with the objective of improving efficiencies; and
(ii)    exploring alternative financial models focused on risk and reward sharing through, among other things, deferred payments, fixed pricing, or co-investments, enabling operators to develop fields that would otherwise be economically challenged. However, forecasting the success of any new business model is inherently uncertain and depends on a number of factors both within and outside our control. Our actual revenue and profit generated from such business models may be significantly greater or less than forecasts. In addition, the efficiencies anticipated from new business models may fail to be realized, the costs may be higher and the counterparty risk greater than expected. In addition, as we create and execute more new business models and expand into other parts of the value chain, our risk profile may continue to shift. Entering into new business models could have an adverse impact on our business, financial condition, and results of operations.

Risks Related to the Business Combination with Maersk Drilling
The integration of Maersk Drilling into the combined company may not be as successful as anticipated, may cost more than estimated, and the combined company may not achieve the intended benefits or do so within the intended timeframe.
The Business Combination involves numerous operational, strategic, financial, accounting, legal, tax, and other risks, including potential liabilities associated with the acquired business and integration thereof. Difficulties in integrating the business practices and operations of Noble and Maersk Drilling may result in our performing differently than expected, in operational challenges or in the delay or failure to realize anticipated expense-related efficiencies, and could have an adverse effect on the financial condition, results of operations, or our cash flows. Potential difficulties that may be encountered in the integration process include, among other factors:
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
•integrating relationships with customers, vendors, and business partners;
•performance shortfalls, including operating, safety, or environmental performance as a result of the diversion of management’s and employees’ attention caused by integrating Noble’s and Maersk Drilling’s operations; and
•the disruption of, or the loss of momentum in, our ongoing business or inconsistencies in standards, controls, procedures, and policies.
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
Regulatory and Legal Risks
Changes in, compliance with, or our failure to comply with the certain laws and regulations could have a material adverse effect on our results of operations by adding to our costs, or negatively impact our operations by causing delays or limiting activity.
Our business is affected by public policy and laws and regulations relating to the energy industry in the geographic areas where we do or seek to operate or otherwise have a presence, including laws and regulations relating to the environment (including climate change and GHGs) and regulations that for economic, environmental, social, or other reasons curtail or encumber our ability to operate competitively or negatively impact exploration, development, and production of oil and gas. We may be required to make significant capital expenditures to comply with governmental laws and regulations. Governments in some countries are increasingly active in regulating and controlling the ownership of concessions, the exploration for oil and gas, and other aspects of the oil and gas industries.
There is increasing worldwide attention concerning the issue of climate change and the effect of GHGs and other sustainability and energy rebalancing matters. This increased attention has led to and may result in additional environmental laws or regulations that may unfavorably impact our business, or that of our suppliers and our customers. In addition, increasing attention to the risks of climate change has resulted in an increased possibility of litigation or investigations brought by public and private entities against oil and gas companies in connection with their GHG emissions. However, it is not possible at this time to predict the timing and effect of climate related laws and regulations, the adoption of additional GHG legislation, regulations or other measures at the international, federal, state, or local levels.
The modification of existing laws or regulations or the adoption of new laws or regulations that curtail or encumber our ability to operate competitively or negatively impact exploration, development, and production of oil and gas could materially and adversely affect our business by limiting drilling opportunities, increasing our cost of doing business, discouraging our customers from drilling for hydrocarbons, disrupting revenue through permitting or similar delays, or subjecting us to liability. In the United States, the issuance of federal leases or other similar initiatives have been the subject of efforts to reform federal leasing practices and may result in the development of additional restrictions on offshore drilling, limitations on the availability of offshore leases, or restrictions on the ability to obtain required permits, which could have a material adverse impact on our operations by reducing drilling opportunities and the demand for our services.
In addition, efforts have been made and continue to be made in the international community toward the adoption or enhancement of international treaties or protocols related to protecting the environment, reducing climate change, reducing the use of hydrocarbon-based fuel reductions, and encouraging the implementation of GHG emission reduction pledges. Fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternatives to oil and gas could reduce demand for oil and gas. These measures may result in a reduced global reliance on and future demand for oil and gas, which could have a material impact on our business.
Many countries have or appear to be progressing toward enacting varying requirements for GHG monitoring, reporting and emissions control or reduction, such as the United States which, in August 2022, enacted a Methane Emissions Reduction Program to incentivize methane emission reductions and impose a fee on GHG emissions from certain facilities, including offshore petroleum and natural gas production platforms. While we are subject to certain federal GHG monitoring and reporting requirements, our operations have not been materially impacted by existing international, federal, state, and local climate change initiatives. However, new legislation and regulatory programs to reduce GHG emissions, or increased reporting obligations, could increase our cost of doing business, discourage our customers from drilling for hydrocarbons, or otherwise have an adverse effect on our business, financial condition, and results of operations.
Our operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to:
•the environment and the health and safety of personnel;
•the importing, exporting, equipping, and operation of drilling rigs;
•finance and currency exchange controls;
•oil and gas exploration and development;
•taxation of local and offshore earnings and earnings of expatriate personnel; and
•use and compensation of local employees, contractors, and suppliers, and involvement of foreign contractors.
Public and governmental scrutiny of the energy industry has resulted in increased regulations being proposed and often implemented. In addition, existing regulations might be revised or reinterpreted, new laws, regulations, and permitting requirements might be adopted or become applicable to us, our rigs, our customers, our vendors, or our service providers, and future changes in laws and regulations could significantly increase our costs and could have a material adverse effect on our business, financial condition, and results of operations. In addition, we may be required to post additional surety bonds to secure performance, tax, customs, and other obligations relating to our rigs in jurisdictions where bonding requirements are already in effect and in other jurisdictions where we may operate in the future. These requirements would increase the cost of operating in these countries, which could materially adversely affect our business, financial condition, and results of operations.
From time to time, new rules, regulations, and requirements regarding oil and gas development have been proposed and implemented by BOEM, BSEE, or the United States Congress, as well as other jurisdictions outside the United States, that could materially limit or prohibit, and increase the cost of, offshore drilling. For example, BOEM released a Notice to Lessees and Operators in the Outer Continental Shelf (“NTL”) in September 2016 that updated offshore bonding requirements. The NTL was only partially implemented before being rescinded and replaced by a proposed rule addressing offshore bonding published in October 2020. However, on January 20, 2021, President Biden issued executive orders freezing the issuance of new rules pending further review and directing all executive departments and agencies to review and consider suspending, revising, or rescinding all regulations issued between January 20, 2017, and January 20, 2021, determined to be inconsistent with President Biden’s environmental and climate goals. Acting on this directive, BSEE announced a proposed rule in September 2022 that amended the 2019 version of BSEE’s well control rule and revised elements that were amended or rescinded in 2019, including requirements applicable to blowout preventer system operation, failure analyses, and investigations, and submittal of information to BSEE. The rule was finalized in August 2023 and became effective October 23, 2023. BOEM and BSEE could issue new rules relating to well control equipment and operational requirements that fall under their authority in the future. In addition, the US previously placed a moratorium on new oil and natural gas leases on federal lands and waters, including the federal Outer Continental Shelf. Future actions taken by the US to limit the availability of new oil and gas leases on the Outer Continental Shelf would adversely impact the offshore oil and gas industry and impact demand for our services.
We are also subject to increasing regulatory requirements and scrutiny in certain jurisdictions and other countries, including the North Sea. New rules, regulations, and requirements, or a return to the requirements of the 2016 versions of the BSEE and BOEM regulations, including the adoption of new safety requirements and policies relating to the approval of drilling permits, restrictions on oil and gas development and production activities in the US Gulf of Mexico and elsewhere, implementation of safety and environmental management systems, mandatory third-party compliance audits, and the promulgation of numerous Notices to Lessees or similar new regulatory requirements outside of the United States, may impact our operations by causing increased costs, delays, and operational restrictions. If new regulations, policies, operating procedures, and the possibility of increased legal liability resulting from the adoption or amendment of rules and regulations applicable to our operations in the United States or other jurisdictions are viewed by our current or future customers as a significant impairment to expected profitability on projects, then they could discontinue or curtail their offshore operations in the impacted region, thereby, adversely affecting our operations by limiting drilling opportunities or resulting in materially increased costs.
Finally, most scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere and climate change may produce significant physical effects on weather conditions, such as increased frequency and severity of droughts, storms, floods, and other climatic events. If any such effects were to occur, they could adversely affect or delay demand for the oil or natural gas produced or cause us to incur significant costs in preparing for or responding to the effects of climatic events themselves. Potential adverse effects could include disruption of our and our customers’ operations, including, for example, damages to our facilities from winds or floods, increases in our costs of operation, or reductions in the efficiency of our operations, impacts on our personnel, supply chain, or distribution chain, as well as potentially increased costs for insurance coverages in the aftermath of such effects. Any of these events could have an adverse effect on our assets and operations.
Increasing attention and expanding requirements relating to environmental, social, and governance matters compounded by the varied and expansive scope of ESG standards, ESG rating criteria, our sustainability and ESG disclosures, and the perception and expectations of the public, may negatively impact our business and financial results.
In recent years, regulators, investors, and the general public have been giving increasing attention to corporate activities that relate to environmental, social, and governance matters. As part of this, ESG has been advanced by advocacy groups in many jurisdictions where they continue to campaign for governmental and private action in connection with ESG criteria and initiatives, including through the investment and voting practices of individual and institutional investors and investment advisers, public company rating agencies, and others in or connected to the investing community. The attention of advocacy groups and expansion of regulatory requirements regarding ESG performance, commitments, and disclosures, including those relating to climate change and reduction of carbon emissions, is evidenced by initiatives such as the United Nations 2030 Agenda for Sustainable Development, as well as by the new strategy adopted by the International Maritime Organization in July 2023 to advance the prevention and control of marine pollution through the reduction of GHG emissions from ships.
Stakeholders and members of the investment community continue to screen and assess companies such as ours for sustainability and ESG performance information measured against the expanded list of ESG metrics advanced by the various ESG standards and ESG ratings sources. Within the ESG context there continues to be a public and governmental concentration on environmental matters as compared to social and governance matters, with a focus on environment related company practices, performance, and compliance, particularly with respect to data on waste stream management, including discharges, emissions, and reduction commitments regarding carbon dioxide, hydrocarbons, and fluorinated materials in various states of matter. In addition, developments in the law could result in ESG commitments and disclosures being subjected to increased scrutiny. If we are unable to positively manage our ESG performance, effectively administer our ESG tracking and reporting, and clearly communicate our ESG strategy and commitments, we could experience additional costs and financial penalties, increased scrutiny from the investment community, special interest groups and enforcement authorities, miss or be excluded from business opportunities, have delayed or cancelled projects, experience a reduction in our equity share price, or encounter limitations to our access to financing or capital, any of which could have a material adverse effect on our operations, earnings, cash flows, and financial condition.
Any violation of anti-bribery or anti-corruption laws, including the Foreign Corrupt Practices Act, the United Kingdom Bribery Act, or similar laws and regulations could result in significant expenses, divert management attention, and otherwise have a negative impact on the company.
We often conduct business and operate in countries with a reputation of illegal activities that include government corruption, bribery, money laundering, and human rights issues. We are subject to the risk that we, our affiliated entities or their respective officers, directors, employees, and agents may take action determined to be in violation of such local laws or laws applicable to us and those acting on our behalf, including the US Foreign Corrupt Practices Act of 1977 (the “FCPA”), the United Kingdom Bribery Act 2010 (the “UK Bribery Act”), the United Kingdom Modern Slavery Act 2015 (the “UK Modern Slavery Act”) and similar laws. Any violation of the FCPA, UK Bribery Act, UK Slavery Act, or local or other applicable anti-corruption laws could result in substantial fines, sanctions, civil, and/or criminal penalties against the company and implicated members of our senior management, and curtailment of operations in certain jurisdictions and might adversely affect our business, financial condition, and results of operations. In addition, actual or alleged violations could damage our reputation and ability or qualification to do business with specific customers or in certain other jurisdictions. Further, detecting, investigating, and resolving actual or alleged violations is expensive and would consume significant time and attention of our senior management.
Any failure to comply with the complex laws and regulations governing international trade could adversely affect our operations.
The shipment of goods, services, and technology across international borders subjects our business to extensive trade laws and regulations. Import activities are governed by unique customs laws and regulations in each of the countries of operation. Moreover, many countries, including the United States, control the export and re-export of certain goods, services, and technology and impose related export recordkeeping and reporting obligations. Governments also may impose economic sanctions against certain countries, persons and other entities that may restrict or prohibit transactions involving such countries, persons, and entities. US sanctions, in particular, are targeted against certain countries that are heavily involved in the petroleum and petrochemical industries, which includes drilling activities.
The laws and regulations concerning import activity, export recordkeeping and reporting, export control, and economic sanctions are complex and constantly changing. These laws and regulations may be enacted, amended, enforced, or interpreted in a manner materially impacting our operations. Shipments can be delayed and denied export or entry for a variety of reasons, some of which are outside our control and some of which may result from failure to comply with existing legal and regulatory regimes. Shipping delays or denials could cause unscheduled operational downtime. Any failure to comply with applicable legal and regulatory trading obligations could also result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from government contracts, seizure of shipments, and loss of import and export privileges.
Currently, we do not, nor do we intend to, operate in countries that are subject to significant sanctions and embargoes imposed by the US government or identified by the US government as state sponsors of terrorism, such as the Crimean region of the Ukraine, Cuba, Iran, North Korea, and Syria. The US sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or strengthened over time. There can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in fines or other penalties and could result in some investors deciding, or being required, to divest their interest, or not to invest, in us. In addition, certain institutional investors may have investment policies or restrictions that prevent them from holding securities of companies that have contracts with countries identified by the US government as state sponsors of terrorism or with countries that are otherwise subject to US sanctions and embargo laws. In addition, our reputation and the market for our securities may be adversely affected if we engage in certain other activities, such as entering into drilling contracts with individuals or entities in countries subject to significant US sanctions and embargo laws that are not controlled by the governments of those countries, or engaging in operations associated with those countries pursuant to contracts with third parties that are unrelated to those countries or entities controlled by their governments.

We are, or in the future could be, subject to litigation that could have an adverse effect on us.
We are, from time to time, involved in various litigation matters. These matters may include, among other things, contract disputes, personal injury claims, asbestos, and other toxic tort claims, environmental claims or proceedings, employment matters, issues related to employee or representative conduct, governmental claims for taxes or duties, and other litigation that arises in the ordinary course of our business. Although we intend to defend or pursue such matters vigorously, we cannot predict with certainty the outcome or effect of any claim or other litigation matter, and there can be no assurance as to the ultimate outcome of any litigation. Litigation may have an adverse effect on us because of potential negative outcomes, legal fees, the allocation of management’s time and attention, and other factors.
We could also face increased climate-related litigation with respect to our operations both in the US and around the world. Governmental and other entities in various US states, such as California and New York, have filed lawsuits against energy companies. These suits allege damages as a result of climate change, and the plaintiffs are seeking unspecified damages and abatement under various tort theories. Similar lawsuits may be filed in other jurisdictions both in the US and globally. Though we are not currently a party to any such lawsuit, these suits present uncertainty regarding the extent to which companies who are not producing oil or gas, but who are engaged in such production, such as offshore drillers, face an increased risk of liability stemming from climate change, which risk would also adversely impact the oil and gas industry and impact demand for our services.
Financial, Tax, and Governance Risks
We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we experience additional material weaknesses or other deficiencies in the future or otherwise fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business, and investors’ view of us.
As a public company, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act. We must perform a quarterly evaluation of our disclosure controls and procedures, as well as an annual evaluation of our internal control over financial reporting to allow management and our independent registered public accounting firm to report annually on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. The maintenance of required disclosure controls and procedures is made more challenging when integrating acquisition businesses.
In connection with our year-end assessment of internal control over financial reporting as part of this Annual Report, we determined that, as of December 31, 2023, we did not maintain effective internal control over financial reporting because of a material weakness related to the design and/or maintenance of effective controls over certain information technology (“IT”) general controls for an information system that is relevant to the preparation of our consolidated financial statements. We intend to remediate these material weaknesses, but we cannot be certain as to when remediation will be complete. Further, remediation efforts may place a significant burden on management and add increased pressure to our financial and IT resources and processes. As a result, we may not be successful in making the improvements necessary to remediate the material weaknesses identified by management, we may not be able to do so in a timely manner, or we may not be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. For further discussion of the material weaknesses identified and our remedial efforts, see Item 9A, Controls and Procedures of this Annual Report.
Our disclosure controls and procedures rely on information technology to record transactions, manage our business, and maintain the financial accuracy of our records. We are in the process of integrating our enterprise resource planning (“ERP”) system as part of the Business Combination. While we expect our newly integrated ERP system to strengthen our internal financial controls, there are inherent risks in integrating systems. The implementation of these systems requires the commitment of significant personnel and financial resources and entailed risks to business operations. Difficulties encountered with our ERP and related information systems could result in lost anticipated productivity improvements or cost efficiencies, and/or interruptions in service or other operational difficulties that hinder our ability to effectively manage our business. The failure to either deliver the integrated ERP System on time or to adequately anticipate the necessary readiness and training needs could lead to business disruption and loss of business. Failure or abandonment of any part of the ERP system could result in a write-off of part or all of the costs that have been capitalized on the project.
Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly. Any failure of our ERP system or failure to successfully remediate our existing or any future material weaknesses or other deficiencies in our internal control over financial reporting generally could severely inhibit our ability to accurately report our financial condition, results of operations, or cash flows. If we are unable to successfully remediate our existing or any future material weaknesses or other deficiencies in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by listing regulators, the SEC, or other regulatory authorities. Additionally, it could also restrict our future access to the capital markets.
We may record impairment charges on property and equipment, including rigs and related capital spares.
We evaluate the impairment of property and equipment, which include rigs and related capital spares, whenever events or changes in circumstances, including a decision to cold stack, retire, or sell rigs, indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment may exist when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated fair value. As part of this analysis, we make assumptions and estimates regarding future market conditions. To the extent actual results do not meet our estimated assumptions, for a given rig or piece of equipment, we may take an impairment loss in the future. In addition, we may also take an impairment loss on capital spares and other capital equipment when we deem the value of those items has declined due to factors like obsolescence, deterioration or damage. Based upon our impairment analyses for the years ended December 31, 2023 and 2022, we did not record any impairment charges. There can be no assurance that we will not have to take additional impairment charges in the future if depressed market conditions return, or that we will be able to return cold stacked rigs to service in the time frame and at the reactivation costs or at the dayrates that we projected. It is reasonably possible that the estimate of undiscounted cash flows may change in the near term, resulting in the need to write down the affected assets to their corresponding estimated fair values.
The 2023 Revolving Credit Agreement and the indenture for the 2030 Notes each contain various restrictive covenants limiting the discretion of our management in operating our business.
The 2023 Revolving Credit Agreement contains various restrictive covenants that may limit our management’s discretion in certain respects. In particular, the 2023 Revolving Credit Agreement limits the ability of Noble Finance II LLC (“Noble Finance II”) and the ability of its restricted subsidiaries to, among other things and subject to certain limitations and exceptions, (i) incur, assume or guarantee additional indebtedness, (ii) pay dividends or distributions on capital stock or redeem or repurchase capital stock, (iii) make investments, (iv) repay, redeem, or amend certain indebtedness, (v) sell stock of its subsidiaries, (vi) transfer or sell assets, (vii) create, incur, or assume liens, (viii) enter into transactions with certain affiliates, (ix) merge or consolidate with or into any other person or undergo certain other fundamental changes, and (x) enter into certain burdensome agreements. In addition, the 2023 Revolving Credit Agreement obligates Noble Finance II LLC and its restricted subsidiaries to comply with certain financial maintenance covenants and, under certain conditions, to make mandatory prepayments and reduce the amount of credit available under the 2023 Revolving Credit Facility, all as described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources— Amended and Restated Senior Secured Revolving Credit Agreement.” Such mandatory prepayments and commitment reductions may affect cash available for use in the Company’s business. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in all obligations under the 2023 Revolving Credit Facility to be declared due and payable immediately and all commitments thereunder to be terminated.
In addition, the 2030 Notes are fully and unconditionally guaranteed, jointly and severally, by the direct and indirect subsidiaries of Noble Finance II that are Credit Parties (as defined herein) under the 2023 Revolving Credit Facility. The ability of Noble Finance II to comply with the covenants and restrictions contained in the indenture for the 2030 Notes may be affected by events beyond its control. If market or other economic conditions deteriorate, our ability to comply with these covenants and restrictions may be impaired. A failure to comply with the covenants, ratios, or tests in the indenture, if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations. Our existing and future indebtedness may have cross-default and cross-acceleration provisions. Upon the triggering of any such provision, the relevant creditor may:
•not be required to lend any additional amounts to Noble Finance II;
•elect to declare all borrowings outstanding due to them, together with accrued and unpaid interest and fees, to be due and payable;
•have the ability to require Noble Finance II to apply all of its available cash to repay such borrowings; and/or
•prevent Noble Finance II from making debt service payments under its other agreements, any of which could result in an event of default under the 2030 Notes.

If any of our existing indebtedness were to be accelerated, there can be no assurance that it would have, or be able to obtain, sufficient funds to repay such indebtedness in full. Even if new financing were available, it may be on terms that are less attractive than the 2023 Revolving Credit Facility or the 2030 Notes or it may not be on terms that are acceptable to us.
A loss of a major tax dispute or a successful tax challenge to our operating structure, intercompany pricing policies or the taxable presence of our subsidiaries in certain countries could result in a higher tax rate on our worldwide earnings, which could result in a material adverse effect on our financial condition and results of operations.
Income tax returns that we file will be subject to review and examination. We recognize the benefit of income tax positions we believe are more likely than not to be sustained upon challenge by a tax authority. If any tax authority successfully challenges our operational structure, intercompany pricing policies, the taxable presence of our subsidiaries in certain countries, or other material tax positions, if the terms of certain income tax treaties are interpreted in a manner that is adverse to our structure, or if we lose a material tax dispute in any country, our effective tax rate on our worldwide earnings and our cash tax expense could increase substantially and result in a material adverse effect on our financial condition.
Our consolidated effective income tax rate may vary substantially from one reporting period to another.
We cannot provide any assurances as to what our consolidated effective income tax rate will be because of, among other matters, uncertainty regarding the nature and extent of our business activities in any particular jurisdiction in the future and the tax laws of such jurisdictions, as well as potential changes in the UK, US, Guyana, Luxembourg, Norway, Singapore, Denmark, and other tax laws, regulations, or treaties or the interpretation or enforcement thereof, changes in the administrative practices and precedents of tax authorities or any reclassification or other matter, such as changes in applicable accounting rules, that increases the amounts we have provided for income taxes or deferred tax assets and liabilities in our consolidated financial statements. For example, certain countries within which we operate or own substantial assets have enacted changes to their tax laws in response to the Organization for Economic Cooperation and Development’s (“OECD”) ongoing Base Erosion and Profit Shifting initiatives and these and other countries may enact changes to their tax laws or practices in the future (prospectively or retroactively), which may have a material adverse effect on our financial position, operating results and/or cash flows.
In addition, as a result of frequent changes in the taxing jurisdictions in which our drilling rigs are operated and/or owned, changes in the overall level of our income and changes in tax laws, our consolidated effective income tax rate may vary substantially from one reporting period to another. Income tax rates imposed in the tax jurisdictions in which our subsidiaries conduct operations vary, as does the tax base to which the rates are applied. In some cases, tax rates may be applicable to gross revenues, statutory or negotiated deemed profits, or other bases utilized under local tax laws, rather than to net income. Our drilling rigs frequently move from one taxing jurisdiction to another to perform contract drilling services. In some instances, the movement of drilling rigs among taxing jurisdictions will involve the transfer of ownership of the drilling rigs among our subsidiaries. If we are unable to mitigate the negative consequences of any change in law, audit, business activity, or other matter, this could cause our consolidated effective income tax rate to increase and cause a material adverse effect on our financial position, operating results, and/or cash flows.
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
A large percentage of the Ordinary Shares are held by a relatively small number of investors. As a result, these investors could have significant influence over all matters presented to our shareholders for approval, including election and removal of our directors, change in control transactions, and the outcome of all actions requiring a majority shareholder approval.
The interests of these investors may not always coincide with the interests of the other holders of the Ordinary Shares, and the concentration of control in these investors may limit other shareholders’ ability to influence corporate matters. The concentration of ownership and voting power of these investors may also delay, defer, or even prevent an acquisition by a third party or other change of control of our Company, and may make some transactions more difficult or impossible without their support, even if such events are in the best interests of our other shareholders. In addition, the concentration of voting power may adversely affect the trading price of the Ordinary Shares.

Holders of the Ordinary Shares may not receive dividends on their Ordinary Shares.
Holders of the Ordinary Shares are entitled to receive only such dividends as our Board of Directors may declare and pay out of funds legally available for such payments. Such may be paid only out of Noble’s “distributable reserves” as determined by reference to relevant statutory accounts in accordance with English law. Therefore, Noble is not permitted to pay dividends out of share capital, which includes share premium. We are not required to pay a dividend, and any determination to pay dividends and other distributions in cash, stock, or property by us in the future, including determinations as to the amount of any such dividend or distribution, will be at the discretion of our Board of Directors and will be dependent on our results of operations, financial condition, cash requirements, future business prospects, contractual and indenture restrictions, and other factors deemed relevant by our Board.
We are a holding company, and we are dependent upon cash flow from subsidiaries, joint ventures, and associates to meet our obligations.
We currently conduct our operations through our subsidiaries, including joint ventures and associates, and our operating income and cash flow are generated by such entities. As a result, cash we obtain from our subsidiaries, joint ventures, and associates is the principal source of funds necessary to meet our debt service obligations. Unless they are guarantors of our indebtedness, such entities do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Contractual provisions or laws, as well as such entities’ financial condition, debt covenants, and operating requirements, may also limit our ability to obtain the cash that we require to pay our debt service obligations. Applicable tax laws may also subject such payments to us by such entities to further taxation.
Future sales or the availability for sale of substantial amounts of the Ordinary Shares or the exercise of warrants issued pursuant to the Plan would have a dilutive effect to shareholders of the Company and the perception that these sales may occur, could adversely affect the trading price of the Ordinary Shares, and could impair our ability to raise capital through future sales of equity securities.
As of February 15, 2024, there were 142,766,794 Ordinary Shares outstanding. In addition, as of February 15, 2024, 1,112,314 Tranche 1 Warrants, 1,144,741 Tranche 2 Warrants, and 2,774,124 Tranche 3 Warrants were outstanding and exercisable. We also have 372,993 Ordinary Shares authorized and reserved for issuance pursuant to equity awards under the Noble Corporation plc 2022 Long-Term Incentive Plan.
A large percentage of the Ordinary Shares (or warrants exercisable for Ordinary Shares) are held by a relatively small number of investors.
Sales of a substantial number of the Ordinary Shares in the public markets, exercise of a substantial number of warrants, or even the perception that these sales or exercises might occur, could impair our ability to raise capital for our operations through a future sale of, or pay for acquisitions using, our equity securities.
As of February 15, 2024, the Mandatory Exercise Condition (as defined in the applicable warrant agreement) for the Tranche 1 Warrants and the Tranche 2 Warrants had been satisfied. Between January 1, 2023, and December 31, 2023, an aggregate of 7,939,051 Ordinary Shares were issued pursuant to exercise of Tranche 1 Warrants, Tranche 2 Warrants, and Tranche 3 Warrants. These exercises, and continued exercises of these warrants into Ordinary Shares pursuant to the terms of the outstanding warrants, will have a dilutive effect to the holdings of our existing shareholders.
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

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk Management and Strategy
Cyber security risk management at Noble, along with all enterprise risks, is part of the Company’s Enterprise Risk Management Program and risks from cyber security threats are assessed, identified, and managed by our Information Security Team. The Information Security Team reports to the Chief Information Officer (“CIO”). The Information Security Team is composed of information security managers and security analysts.
The Information Security Management Team is responsible for all of Noble’s cyber security-related activities such as advising on governance requirements, setting cyber security policies, standards, and procedures, reporting, determining current risk appetite, setting security posture, evaluating security maturity, and ensuring compliance to cyber security frameworks. The team monitors both internal and external threats, potential compromising internet-based attacks, phishing activities, and aims to adapt with protective measures.
Information security managers carry broad manager level cyber security certifications, and the technical teams carry relevant specific technical certifications related to both Information Technology and Operational Technology security.
Noble’s cyber security program encompasses mandatory cyber training, awareness, phishing exercises, and cyber security incident response plan testing to assist with our cyber security risk management process and ensure various applicable implemented cyber controls are working as intended.
Noble works with various third-party partners to help execute and advise on cyber security and evaluate maturity assessments as needed.
Noble has a process of monitoring all third parties with direct access into the Noble network via various implemented security tools that act as both detective and preventive controls. All third parties with such direct access are also monitored via procurement processes and are subject to specific legal terms and conditions. Noble also engages with various third-party partners, such as ONG-ISAC, DataBreachToday, the US Coast Guard, local FBI, the Norwegian Security Authority, IADC, and IMO, in order to share intelligence regarding external threats. For any cyber incidents, Noble may engage applicable third-party partners for forensic purposes.
Noble also engages with various cyber security service providers, such as Crowdstrike, Fortinet, NTT, and Microsoft, which share applicable reports with Noble.
Noble is not aware of any current or potential risks from cyber security threats, incidents, or exposures that have or may have materially affected or are reasonably likely to materially impact Noble’s business strategy, results of operations, or financial condition. Potential cybersecurity risks to Noble are shared in Part I, Item 1A, “Risk Factors,” which should be read in conjunction with the foregoing information.
Governance
Enterprise risk management is a matter that is reviewed and addressed by the entire Board. The Noble Enterprise Risk Management Program, which includes the Company’s cyber security enterprise risk, is updated by management and reported to the Board of Directors quarterly. The quarterly update to the Board of Directors includes information regarding cyber related risks, initiatives, and potential and actual cyber security threats and incidents. The CIO or their dedicated deputy is responsible for reporting cyber security risks and events to executive management as well as the Board of Directors, as appropriate. Specific issues or threats may be escalated to the Chief Executive Officer or the Board of Directors between quarterly updates by the CIO, as appropriate, and the Information Security Team keeps management informed about initiatives, threats, incidents, training, and best practices on an on-going basis via circulated memos or meetings.
In addition to reporting through the Enterprise Risk Management Program, the Board of Directors also includes cyber security as an independent agenda item periodically and engages with the CIO and Information Security Team as well as external experts on cyber security matters.
The CIO is responsible for the Information Security Team risk strategy, assessment, exceptions, risk acceptance, and management of the Company’s material risks from cybersecurity risk appetites. Ongoing assessments cover applicable information technology and operations technology systems, applications, and software used to support Noble’s corporate and rig operations. The outcome of these various assessments influences the IT risk appetite and risk identification, and acceptance is discussed and shared with the CIO in preparation for the Board of Directors meeting presentation
The CIO has extensive cybersecurity knowledge and skills gained from over ten years of relevant work experience at Maersk Drilling and post-merger Noble. Prior to Maersk Drilling, the CIO served four years as CIO at Adform, a leading global advertising technology company, where he was also responsible for cybersecurity. Prior to serving as CIO of Adform, the CIO served as Chief Development Officer at Sitecore, a leading global marketing and e-commerce software and solution provider, where solution design and cybersecurity awareness was a key area of responsibility. The Information Security Team advises the CIO via cyber reports on prevention, detection, mitigation, and remediation of cybersecurity incidents.
Item 2. Properties.
The description of our rig fleet included under “Part I, Item 1, Business” is incorporated by reference herein. We lease office space in Sugar Land, Texas, where our corporate headquarters are located. In addition, we own and lease operational, administrative, and marketing offices, as well as other sites used primarily for operations, storage, and maintenance and repairs for drilling rigs and equipment in various locations worldwide.
Item 3. Legal Proceedings.
As of December 31, 2023, we were involved in a number of lawsuits, regulatory matters, disputes, and claims, asserted and unasserted, all of which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our consolidated financial position, results of operations, or cash flows. We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings. We can provide no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.
Additional information regarding legal proceedings is presented in “Note 14 — Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market for Shares and Related Shareholder Information
Our shares are listed on the New York Stock Exchange under the ticker symbol “NE” and on the Nasdaq Copenhagen A/S under the ticker symbol “NOBLE.”
On February 15, 2024, there were 142,766,794 Ordinary Shares outstanding held by 10 shareholder accounts of record. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
Exercises of Warrants
During the three months ended December 31, 2023:
•13,243 Ordinary Shares were issued to holders of our Tranche 1 Warrants pursuant to exercises of 15,164 Tranche 1 Warrants; and
•5,461 Ordinary Shares were issued to holders of our Tranche 2 Warrants pursuant to exercises of 5,476 Tranche 2 Warrants.
Such Noble Cayman Shares or Ordinary Shares, as the case may be, were issued pursuant to the exemptions from the registration requirements of the Securities Act under Section 4(a)(2) under the Securities Act or Section 1145 of the Bankruptcy Code, as the case may be. For more information on the terms of exercise and other features of the warrants, see “Note 9 — Equity” to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.
Share Repurchases
The following table presents information about our purchases of equity securities for the three months ended December 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
October 1 - 31, 2023	—	—	—	$305,000,187
November 1 - 30, 2023	—	—	—	$305,000,187
December 1- 31, 2023	329,069	$45.03	329,069	$290,174,049
Total	329,069		329,069	$290,174,049
(1)Subject to restrictions under applicable law discussed in “Note 9 — Equity” to our consolidated financial statements, we announced a share repurchase plan on November 2, 2022, to purchase up to $400 million of outstanding Ordinary Shares or Warrants. The $400 million authorization does not have a fixed expiration and may be modified, suspended, or discontinued at any time. The program does not obligate us to acquire any particular amount of shares. During the three months ended December 31, 2023, we repurchased 329,069 of our Ordinary Shares, which were subsequently cancelled.
Dividends
The declaration and payment of dividends require the authorization of the Board of Directors. Such may be paid only out of Noble’s “distributable reserves” as determined by reference to relevant statutory accounts in accordance with English law. Therefore, Noble is not permitted to pay dividends out of share capital, which includes share premium. The payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual and indenture restrictions, and other factors deemed relevant by our Board.

Stock Performance Graph
The chart below presents a comparison of the cumulative total returns, assuming $100 was invested at the beginning of the period for Noble, the Standard & Poor's 500 Index (“S&P 500”), the PHLX Oil Service Sector Index (“OSX”), and the Dow Jones US Oil Equipment and Services. Total return assumes the reinvestment of dividends, if any, in the security on the ex-dividend date. This graph depicts the past performance for the period from June 9, 2021, the day our Noble Cayman Shares began trading on the NYSE, through December 31, 2023, and in no way should be used to predict future share performance. In connection with the Business Combination with Maersk Drilling, prior to the opening of trading on September 30, 2022, the Noble Cayman Shares were suspended from trading on the NYSE. The Ordinary Shares began regular-way trading on the NYSE using Noble Cayman’s trading history under the ticker symbol “NE” immediately following the suspension of trading of the Noble Cayman Shares.

$230
$210
$190
$170
$150
$130
$110
$90
$70
$50
May-21
Jun-21
Jul-21
Aug-21
Sep-21
Oct-21
Nov-21
Dec-21
Jan-22
Feb-22
Mar-22
Apr-22
May-22
Jun-22
Jul-22
Aug-22
Sep-22
Oct-22
Nov-22
Dec-22
Jan-23
Feb-23
Mar-23
Apr-23
May-23
Jun-23
Jul-23
Aug-23
Sep-23
Oct-23
Nov-23
Dec-23
NE
SPX
Dow Jones U.S. Oil & Equipment Services Index
OSX

	INDEXED RETURNS
Company / Index	June 9, 2021	December 31, 2021	December 31, 2022	December 31, 2023
Noble Corporation plc	$100.00	$100.24	$152.36	$197.37
S&P 500 Index	100.00	112.95	90.99	113.04
Dow Jones US Oil Equipment & Services Index	100.00	77.84	127.98	132.25
OSX Index	100.00	78.50	124.90	125.00
The above graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Item 6. [Reserved].
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our financial position at December 31, 2023 and 2022, and our results of operations for the years ended December 31, 2023 and 2022, the period from February 6 through December 31, 2021, and the period from January 1 through February 5, 2021.
The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed by Noble.
Executive Overview
Noble is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. Our business strategy is centered around providing efficient, reliable, and safe offshore drilling services to our customers. We have one of the youngest and highest specification fleets of global scale in the industry, with diversification across asset classes, geographic regions, and customers. The Company has a track record of industry-leading utilization coupled with a commitment to best-in-class safety performance and customer satisfaction. We strive to be a leader in industry innovation and first-mover in sustainability.
Our fleet consists predominately of technologically advanced units, equipped with sophisticated systems and components prepared to execute our customers’ complicated offshore drilling programs safely and with greater efficiency. We are primarily focused on the ultra-deepwater market and the harsh and ultra-harsh environment jackup markets, which typically are more technically challenging markets in which to operate.
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
As of the filing date of this Annual Report on Form 10-K, our fleet of 32 drilling rigs consists of 19 floaters and 13 jackups strategically deployed worldwide. We typically employ each drilling unit under an individual contract, and many contracts are awarded based upon a competitive bidding process.
We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business. The mobile offshore drilling units comprising our offshore rig fleet operate in a global market for contract drilling services and are often redeployed to different regions due to changing demands of our customers, which consist primarily of large, integrated, independent, and government-owned or controlled oil and gas companies throughout the world.
For the year ended December 31, 2023, our financial and operating results include:
•operating revenues totaling $2.6 billion;
•net income of $481.9 million or $3.32 per diluted share;
•net cash provided by operating activities totaling $574.3 million;
•nothing drawn down on the 2023 Revolving Credit Facility as of December 31, 2023, and
•a year end cash balance of $360.8 million.
Demand for our services is driven by the offshore exploration and development programs of oil and gas operators, which in turn are influenced by many factors. Those factors include, but are not limited to, the price and price stability of oil and gas, the relative cost and carbon footprint of offshore resources within each operator’s broader energy portfolio, global macroeconomic conditions, world energy demand, the operator’s strategy toward renewable energy sources, environmental considerations, and governmental policies.

Over the last decade, the offshore drilling industry has experienced significant volatility and change, which has meaningfully impacted both the supply of, and demand for, offshore rigs. After several years of a significantly oversupplied rig market, industry conditions had started to gradually improve in 2019, which was evidenced by increasing utilization and improving dayrates. However, in the first half of 2020, this gradual recovery was abruptly halted as oil prices experienced concurrent supply and demand shocks that were the result of disagreements among OPEC+ members and the global COVID-19 pandemic, respectively. This had a negative impact on both utilization and dayrates for the offshore drilling industry and led to further financial challenges for many drilling and other service companies. However, by early 2021, oil prices returned to pre-pandemic levels and continued to rise throughout 2021.
Since 2021, oil prices generally remained at levels that were supportive of offshore exploration and development activity. While the ongoing Russia-Ukraine conflict and related sanctions, inflationary pressures and the subsequent government and central bank efforts to curb inflation, recession concerns, and supply chain disruptions did create some uncertainty relating to future global energy demand, global rig demand has increased since 2021.
This increase in global demand has been the result of the combination of growing confidence in commodity prices remaining at or above current levels, heightened focus on energy security, recent multi-year underinvestment in the development and exploration of hydrocarbons, and relative attractiveness of offshore plays with respect to both cost and a carbon emissions perspective. This had a positive impact on both utilization and day rates for certain of our rig classes.
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
The global rig supply has come down from historic highs as Noble and other offshore drilling contractors have retired less capable and idle assets. Concurrently, the incoming supply of newbuild offshore drilling rigs has diminished materially, with several newbuild rigs stranded in shipyards. However, we expect many of these stranded newbuild rigs may continue to make their way into the global market over the next few years.
Although the market outlook in our business varies by geographical region and water depth, we remain encouraged by the outlook in the ultra-deepwater floater market, with overall demand having increased from 2020 lows. Our customers continue to focus on the highest specification floaters, which represents the majority of our floater fleet. We have also observed an overall demand increase in the global jackup market, with the Middle East being the largest component of this increase. While we remain encouraged about the increasing overall rig demand, to the extent global macroeconomic concerns become more prevalent and produce downward pressure on oil and gas prices, we could experience downward pressure on overall rig demand for both floaters and jackups.
As of the date of this report, the majority of our jackup fleet is positioned in the North Sea. While we are starting to see some increased tender activity in the UK North Sea, overall activity levels in this region remain subdued compared to historical levels. The Norway ultra-harsh environment jackup market is similar, where current activity also remains below historical levels, despite the market being attractive to operators given it is characterized by low-cost and low-emission barrels.
While the length of contract terms has started to moderately increase, the overall market remains characterized by generally shorter-term contracts. This leads to an increased number of rig contract start-ups, both with different customers and among different regions. These rig contract start-ups and other shipyard projects may result in incremental resources and costs and, in certain cases, may delay delivery of the applicable rig which may trigger applicable late delivery clauses. The Noble Faye Kozak, currently undergoing a rig contract start-up, is delayed and currently expected to commence in early third quarter 2024 . Additionally, shorter-term contracts have resulted in, and is likely to continue to result in, lower overall utilization for our fleet driven by more idle time between contracts.
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
We expect inflationary pressures to persist, which has led or may lead to increased costs of services. Additionally, we expect supply chain disruptions to continue, and potentially accelerate, as geopolitical crises, such as the Russia-Ukraine conflict, Middle East conflicts, and the Guyana-Venezuela dispute, and their respective regional and global ramifications, have the potential to negatively impact our ability to conduct our day-to-day operations.
Contract Drilling Services Backlog
We maintain a backlog of commitments for contract drilling services. Our contract drilling services backlog reflects estimated future revenues attributable to signed drilling contracts. While backlog did not include any letters of intent as of December 31, 2023, in the past we have included in backlog certain letters of intent that we expect to result in binding drilling contracts. As of December 31, 2023, contract drilling services backlog totaled approximately $4.8 billion, which represents approximately 65% of available days for 2024.
We calculate backlog for any given unit and period by multiplying the full contractual operating dayrate for such unit by the number of days remaining in the period, and include certain assumptions based on the terms of certain contractual arrangements, discussed in the notes to the table below. The reported contract drilling services backlog does not include amounts representing revenues for mobilization, demobilization, and contract preparation, which are not expected to be significant to our contract drilling services revenues, amounts constituting reimbursables from customers, or amounts attributable to uncommitted option periods under drilling contracts or letters of intent.
The table below presents the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31, (1)
	Total	2024	2025	2026	2027
	(In thousands)
Contract Drilling Services Backlog
Floaters (2) (3)	$3,708,272	$1,745,695	$991,472	$715,577	$255,528
Jackups (4)	1,116,860	465,463	269,159	205,598	176,640
Total	$4,825,132	$2,211,158	$1,260,631	$921,175	$432,168
Percent of Available Days Committed (5)
Floaters		61%	34%	24%	9%
Jackups		70%	32%	18%	14%
Total		65%	33%	22%	11%
(1)Represents a twelve-month period beginning January 1. Some of our drilling contracts provide customers with certain early termination rights and, in limited cases, those termination rights require minimal or no notice and minimal financial penalties.
(2)One of our long-term drilling contracts with Shell plc, the Noble Globetrotter II, contains a dayrate adjustment mechanism that utilizes an average of market rates that match a set of distinct technical attributes and is subject to a modest discount, beginning on the fifth-year anniversary of the contract and continuing every six months thereafter. The contract now has a contractual dayrate floor of $275,000 per day. The dayrate for this rig will not be lower than the higher of (i) the contractual dayrate floor or (ii) the market rate as calculated under the adjustment mechanism.
(3)Noble entered into a multi-year Commercial Enabling Agreement (the “CEA”) with ExxonMobil in February 2020. Under the CEA, dayrates earned by each rig will be updated twice per year to the projected market rate at the time the new rate goes into effect, subject to a scale-based discount and a performance bonus that appropriately aligns the interests of Noble and ExxonMobil. Under the CEA, the table above includes awarded and remaining term of three years and five months related to each of the four following rigs: the Noble Tom Madden, Noble Bob Douglas, Noble Don Taylor, and Noble Sam Croft. Under the CEA, ExxonMobil may reassign terms among rigs.

(4)In 2022, Noble renewed its five-year Framework Agreement with Aker BP for the provision of ultra-harsh environment jackup rigs, the Noble Integrator and Noble Invincible, for activities offshore Norway. Under the Framework Agreement, different rate structures apply reflecting different operating modes, agreed incentive schemes, and adjustments for operating expenses. Rate structures are adjusted annually to reflect market conditions.
(5)Percent of available days committed is calculated by dividing the total number of days our rigs are operating under contract for such period by the product of the number of our rigs, including cold-stacked rigs, and the number of calendar days in such period.
The amount of actual revenues earned and the actual periods during which revenues are earned may be materially different than the backlog amounts and backlog periods presented in the table above due to various factors, including, but not limited to, shipyard and maintenance projects, unplanned downtime, the operation of market benchmarks for dayrate resets, achievement of bonuses, weather conditions, reduced standby or mobilization rates, and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the periods for which the backlog is calculated. See Part I, Item 1A, “Risk Factors—Risks Related to Our Business and Operations—Our current backlog of contract drilling revenue may not be ultimately realized.”
As of December 31, 2023, ExxonMobil, Aker BP, and Petrobras represented approximately 42.5%, 15.3%, and 12.9% of our backlog, respectively.
Results of Operations
Results for the years ended December 31, 2023 and 2022
Net income for the year ended December 31, 2023, was $481.9 million, or $3.32 per diluted share, on operating revenues of $2.6 billion compared to net income for the year ended December 31, 2022, of $168.9 million, or $1.73 per diluted share, on operating revenues of $1.4 billion.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates, and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “Contract Drilling Services” below.
The following table presents the average rig utilization, operating days, and average dayrates for our rig fleet for the periods indicated.

	Average Rig Utilization (1)		Operating Days (2)		Average Dayrates (2)
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2023	2022	2023	2022	2023	2022
Floaters (3)	73%	77%	5,067	3,654	$382,041	$273,500
Jackups (3)	64%	77%	3,272	2,751	128,161	119,251
Total	69%	77%	8,339	6,405	$282,392	$207,240
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
(3)Figures in the table include the rigs acquired in connection with the Business Combination and exclude the five jackup rigs (each a “Remedy Rig,” and collectively the “Remedy Rigs”) sold in October 2022.

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the period indicated (dollars in thousands):

	Years ended December 31,		Change
	2023	2022	$	%
Operating revenues:
Contract drilling services	$2,461,715	$1,332,841	$1,128,874	85%
Reimbursables and other (1)	127,303	81,006	46,297	57%
	$2,589,018	$1,413,847	$1,175,171	83%
Operating costs and expenses:
Contract drilling services	$1,452,281	$897,096	$555,185	62%
Reimbursables (1)	91,642	64,427	27,215	42%
Depreciation and amortization	301,345	146,879	154,466	105%
General and administrative	128,413	82,177	46,236	56%
Merger and integration costs	60,335	84,668	(24,333)	(29)%
Gain on sale of operating assets, net	—	(90,230)	90,230	(100)%
Hurricane losses and (recoveries), net	(19,703)	60	(19,763)	(32,938)%
	2,014,313	1,185,077	829,236	70%
Operating income (loss)	$574,705	$228,770	$345,935	151%
(1)We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations, or cash flows.
Contract Drilling Services Revenues
The following table provides information about contract drilling services revenues and costs by rig types (dollars in millions except average dayrates):

		Years Ended December 31,
		2023		2022
		Floaters	Jackups	Floaters	Jackups
Contract drilling services revenues		$2,010	$452	$998	$335
Contract drilling services costs		$1,112	$340	$600	$297
Average rig utilization		73%	64%	77%	77%
Operating days		5,067	3,272	3,654	2,751
Average dayrates		$382,041	$128,161	$273,500	$119,251
Total rigs	— Beginning	19	13	12	8
	— Acquired	—	—	8	10
	— Disposed	—	—	(1)	(5)
	— Ending	19	13	19	13
Floaters. During the year ended December 31, 2023, floaters generated revenue of $2.0 billion, as compared to $997.8 million in year ended December 31, 2022. The increase in revenue was mainly attributable to $581.2 million provided by the eight additional floaters acquired in the Business Combination with Maersk Drilling in October 2022 as well as $360.2 million due to an increase in average dayrates across the remainder of the fleet in the current period. These increases were partly offset by $5.0 million from fewer operating days across the remainder of the fleet in the current period. Additionally, floater revenue from net non-cash amortization related to off-market customer contract assets and liabilities increased $76.0 million in the current period.

Jackups. During the year ended December 31, 2023, jackups generated revenue of $451.6 million, as compared to $335.0 million in year ended December 31, 2022. The increase in revenue was mainly attributable to $201.4 million provided by the 10 additional jackups acquired in the Business Combination with Maersk Drilling in October 2022 as well as $3.4 million due to an increase in average dayrates across the remainder of the fleet in the current period. These increases were partly offset by $66.8 million pertaining to the divestiture of the Remedy Rigs in October 2022 in connection with the Business Combination with Maersk Drilling and $46.9 million from less operating days across the remainder of the fleet. Additionally, jackups revenue from net non-cash amortization related to off-market customer contract assets and liabilities increased $25.5 million in the current period.
Operating Costs and Expenses
Floaters. During the year ended December 31, 2023, total contract drilling services cost related to floaters was $1.1 billion, as compared to $600.2 million in year ended December 31, 2022. The primary drivers of the increase were $335.0 million related to the eight additional floaters acquired in the Business Combination with Maersk Drilling in October 2022 and $180.6 million in increased crew, repairs and maintenance, and material costs across the remainder of the fleet. These increases were offset by $3.9 million due to the divestiture of a semisubmersible unit late in the first quarter of 2022.
Jackups. During the year ended December 31, 2023, total contract drilling services cost related to jackups was $340.0 million, as compared to $296.9 million in year ended December 31, 2022. The increase was primarily driven by $136.2 million related to the 10 additional jackups acquired in the Business Combination with Maersk Drilling in October 2022. These increases were partially offset by the reduction of $81.5 million in expenses after the sale of the Remedy Rigs in October 2022.
Depreciation and amortization. Depreciation and amortization totaled $301.3 million and $146.9 million during the years ended December 31, 2023 and 2022, respectively. The increase of $154.5 million was primarily due to $132.1 million related to 18 rigs and related equipment acquired in the Business Combination with Maersk Drilling in October 2022. This increase was partially offset by the sale of the Remedy Rigs in October 2022 and the divestiture of a semisubmersible unit in the first quarter of 2022.
General and administrative. General and administrative expenses totaled $128.4 million and $82.2 million during the years ended December 31, 2023 and 2022, respectively. The increase was primarily related to the Business Combination with Maersk Drilling in October 2022 with increases across several categories including employee related costs.
Merger and integration costs. Noble incurred $60.3 million and $84.7 million of merger and integration costs during the years ended December 31, 2023 and 2022, respectively, primarily in connection with the Business Combination with Maersk Drilling in October 2022. Costs primarily related to severance plans and share-based compensation charges, transaction-related acquisition costs, professional fees, and certain integration-related activities that were directly attributable to the Business Combination. During the year ended December 31, 2023, merger and integration costs declined compared to the year ended December 31, 2022, primarily due to decreases in professional fees and severance costs. This decrease was partly offset by an increase in costs and professional fees incurred to integrate systems. For additional information, see “Note 4 — Acquisitions and Divestitures” and “Note 5 — Merger and Integration Costs” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Gain on sale of operating assets, net. During the year ended December 31, 2022, Noble recognized a gain, net of transaction costs, of $90.2 million in connection with the sale of the Remedy Rigs and the Noble Clyde Boudreaux. For additional information, see “Note 4 — Acquisitions and Divestitures” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Hurricane losses and recoveries, net. Noble recognized $31.8 million of costs during the year ended December 31, 2023, in connection with the Hurricane Ida incident, which was offset by the recognition of insurance recoveries of $51.5 million. During the year ended December 31, 2022, Noble recognized $22.0 million of costs, which was offset by the recognition of insurance recoveries of $21.9 million. For additional information, see “Note 14 — Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Other Income and Expenses
Interest expense, net of amounts capitalized. Interest expense totaled $59.1 million and $42.7 million for the years ended December 31, 2023 and 2022, respectively. The increase was due to the additional debt assumed in the Business Combination with Maersk Drilling in October 2022, which was refinanced by the issuance of 8.000% Senior Notes in April 2023. For additional information, see “Note 8 — Debt“ to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Gain (loss) on extinguishment of debt, net. Noble recognized loss on extinguishment of debt of $26.4 million for the year ended December 31, 2023, related to the redemption of the remaining balance on our Second Lien Notes and refinancing of other debt. For additional information, see “Note 8 — Debt” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Interest income and other, net. Noble recognized other income of $18.1 million for the year ended December 31, 2023, primarily related to the recognition of approximately $19.1 million of compensation related to a joint taxation scheme with A.P. Møller Holding A/S. For additional information, see “Note 12 — Income Taxes” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. We recognized other income of $14.4 million for the year ended December 31, 2022.
Gain on bargain purchase. Noble recognized a $5.0 million gain on the bargain purchase of Maersk Drilling for the year ended December 31, 2023. For additional information, see “Note 4 — Acquisitions and Divestitures” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Income tax benefit (provision). Noble recorded an income tax provision of $30.3 million and $22.6 million during the years ended December 31, 2023 and 2022, respectively.
During the year ended December 31, 2023, our tax provision included tax benefits of $187.2 million related to a release of valuation allowances in Luxembourg, Guyana, Switzerland, and Norway, and a tax benefit of $6.8 million related to an uncertain tax position release. Such tax benefits were offset by tax expenses related to uncertain tax positions of $20.9 million in various countries, contract fair value amortization of $23.7 million, and various recurring quarterly accruals of $179.6 million primarily in Guyana, Switzerland, and Luxembourg.
During the year ended December 31, 2022, our tax provision included tax benefits of $42.1 million related to a release of valuation allowance in Guyana and Luxembourg, $1.3 million related primarily to other deferred tax adjustments, and $6.6 million related to a reduction in legacy Maersk tax contingencies primarily due to favorable foreign exchange movements. Such tax benefits were offset by tax expenses of $2.3 million related to the sale of the Remedy Rigs, $10.8 million related to contract fair value amortization, and various recurring items comprised of Guyana excess withholding tax on gross revenue of $34.7 million and annual current and deferred tax expense accrual of $24.9 million primarily in Luxembourg, Switzerland, US, Norway, and Ghana.
2022 Compared to 2021
Information related to a comparison of our results of operations for the year ended December 31, 2022, compared to the period from February 6 through December 31, 2021, (“Prior Year Successor Period”) and the period from January 1 through February 5, 2021, (“Prior Year Predecessor Period”) is included in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 9, 2023.
Liquidity and Capital Resources
Debt Refinancing
In April 2023, Noble Finance II, LLC (“Noble Finance II”), a wholly owned subsidiary of Noble, issued $600.0 million in aggregate principal amount of its 8.000% Senior Notes due 2030 (“2030 Notes”). The 2030 Notes were issued pursuant to an indenture, dated April 18, 2023, among Noble Finance II, the subsidiaries of Noble Finance II party thereto, as guarantors, and U.S. Bank Trust Company, National Association, as trustee. The net proceeds from the offering of 2030 Notes were primarily used to (i) repay the approximately $347.5 million of outstanding borrowings under the New DNB Credit Facility (as defined below), (ii) redeem (the “Redemption”) the approximately $173.7 million aggregate principal amount of outstanding Second Lien Notes, and (iii) pay any premiums, fees, and expenses related to the Redemption and the issuance of the 2030 Notes. As of December 31, 2023, we had outstanding $600.0 million aggregate principal amount of our 2030 Notes.
Amended and Restated Senior Secured Revolving Credit Agreement
On April 18, 2023, certain subsidiaries of Noble amended and restated the senior secured credit facility, dated February 5, 2021, by entering into an Amended and Restated Senior Secured Revolving Credit Agreement, dated April 18, 2023 (the “2023 Revolving Credit Agreement”), by and among Noble Finance II, Noble International Finance Company (“NIFCO”) and Noble Drilling A/S, as borrowers (the “Borrowers”), the lenders and issuing banks party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and security trustee. The revolving credit facility under the 2023 Revolving Credit Agreement (the “2023 Revolving Credit Facility”) provides for commitments of $550.0 million with maturity in April 2028. The guarantors under the 2023 Revolving Credit Facility are the same subsidiaries of Noble Finance II that are or will be guarantors of the 2030 Notes.
As of December 31, 2023, we had no borrowings outstanding and $7.4 million of letters of credit issued under our 2023 Revolving Credit Facility and an additional $108.1 million in letters of credit and surety bonds issued under bilateral arrangements. For additional information about our 2023 Revolving Credit Facility, see “Note 8 — Debt” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Second Lien Notes
On the Emergence Effective Date, pursuant to the Backstop Commitment Agreement, dated October 12, 2020, among the Debtors and the backstop parties thereto, Noble Cayman and Finco consummated the Rights Offering of the Second Lien Notes and associated Noble Cayman Shares at an aggregate subscription price of $200.0 million. On April 18, 2023, we redeemed the remaining balance of approximately $173.7 million aggregate principal amount of outstanding Second Lien Notes using a portion of the proceeds from the offering of the 2030 Notes, and recognized a loss of approximately $25.7 million. See “Note 8 — Debt” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Debt Open Market Repurchases
In the third and fourth quarter of 2022, we purchased $42.3 million aggregate principal amount of our Second Lien Notes for approximately $48.1 million, plus accrued interest, as open market repurchases and recognized a loss of approximately $4.6 million.
DNB Credit Facility and New DNB Credit Facility
Upon the Closing Date, Noble guaranteed the Term and Revolving Facilities Agreement dated December 6, 2018, by and among Maersk Drilling, the rig owners and material intragroup charterers party thereto and DNB Bank ASA as agent (as amended from time to time, the “DNB Credit Facility”). On December 22, 2022, the DNB Credit Facility and related Noble guarantee were terminated and, Maersk Drilling, as the borrower, the Company, as parent guarantor, certain subsidiaries of Maersk Drilling as guarantors, and the lenders identified therein, with DNB Bank ASA, New York Branch acting as Agent entered into a new Term Facility Agreement (the “New DNB Credit Facility”). On April 18, 2023, we repaid the $347.5 million of outstanding borrowings under the New DNB Credit Facility using a portion of the proceeds from the offering of the 2030 Notes, and recognized a loss of approximately $0.7 million. See “Note 8 — Debt” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
DSF Credit Facility
The Company guaranteed the Term Loan Facility Agreement dated December 10, 2018, by and between Maersk Drilling and Danmarks Skibskredit A/S as lender, agent, and security agent (as amended from time to time, the “DSF Credit Facility”) in connection with the Business Combination with Maersk Drilling that closed on October 3, 2022. The DSF Credit Facility was repaid in full on February 23, 2023, using cash on hand and the facility is no longer in place as of December 31, 2023. See “Note 8 — Debt” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Sources and Uses of Cash
Our principal sources of capital in 2023 were cash generated from operating activities as well as net proceeds from the issuance of the 2030 Notes. Cash on hand during the current period was primarily used for the following:
•normal recurring operating expenses;
•planned and discretionary capital expenditures;
•repurchase, redemptions, or repayments of debt and interest;
•fees and expenses related to merger and integration costs;
•share repurchases and dividend payments; and
•certain contractual cash obligations and commitments.
Our anticipated cash flow needs, both in the short term and long term, may also include the above.
We currently expect to fund our cash flow needs with cash generated by our operations, cash on hand, proceeds from sales of assets, or borrowings under the 2023 Revolving Credit Facility and we believe this will provide us with sufficient liquidity to fund our cash flow needs over the next 12 months. Subject to market conditions and other factors, we may also issue equity or long-term debt securities to fund our cash flow needs and for other purposes. In 2022 and 2023, we incurred and, in 2024, we anticipate to incur, additional expenses and capital costs related to the damage and repair of a jackup rig. These incurred costs exceeded our $5.0 million deductible in 2022. We received partial insurance recoveries in 2023 and we continue to seek insurance recoveries for the remainder of the incurred and anticipated costs.
Net cash provided by operating activities was $574.3 million and $281.0 million for the years ended December 31, 2023 and 2022, respectively. Net cash provided by operating activities increased mainly due to the Business Combination with Maersk Drilling. We had working capital balances of $420.1 million and $384.7 million at December 31, 2023 and 2022, respectively.
Net cash used in investing activities was $366.5 million for the year ended December 31, 2023, and consisted of capital expenditures on routine projects associated with overhauls and upgrades on various rigs in the newly combined fleet. Net cash provided by investing activities was $375.8 million for the year ended December 31, 2022, and included proceeds from the sale of the Remedy Rigs and cash acquired in the Business Combination with Maersk Drilling.
Net cash used in financing activities was $325.8 million and $367.8 million for the years ended December 31, 2023 and 2022, respectively. The year ended December 31, 2023, included the repayment of the DSF Credit Facility in full, using cash on hand, redemption of the remaining balance of the Second Lien Notes, repayment of the DNB Credit Facility, and issuance of 2030 Notes. We also repurchased 2.3 million of our Ordinary Shares for total of $94.8 million and made dividend payments to our shareholders of $98.8 million. During the year ended December 31, 2022, we refinanced part of the assumed debt from the Business Combination, resulting in a net pay down of $277.3 million, and utilized approximately $48.1 million of cash to repurchase $42.3 million aggregate principal amount of our Second Lien Notes, plus accrued interest, as open market repurchases and recognized a loss of approximately $4.6 million. The Compulsory Purchase was completed in the fourth quarter of 2022, at a cost of $69.9 million, paid in DKK and 4.1 million shares issued.
At December 31, 2023, we had a total contract drilling services backlog of approximately $4.8 billion, which includes a commitment of 65% of available days for 2024. For additional information regarding our backlog, see “— Contract Drilling Services Backlog.”
Capital Additions
Capital additions totaled $454.3 million and $193.6 million for the years ended December 31, 2023 and 2022, respectively. Capital additions for the year ended December 31, 2023, consisted of the following:
•$258.9 million for sustaining capital;
•$166.7 million in major projects, including subsea and other related projects; and
•$28.7 million for rebillable capital and contract modifications.
Our total capital additions estimate for 2024, net of reimbursements, is expected to range between $400.0 million and $440.0 million, of which approximately $270.0 million to $300.0 million is currently anticipated to be spent for sustaining capital. We expect to fund these capital additions with cash generated by our operations and cash on hand.
From time to time we consider possible projects and may have certain events that would require expenditures that are not included in our capital budget, and such unbudgeted expenditures could be significant. In addition, while liquidity and preservation of capital remains our top priority, we will continue to evaluate acquisitions of drilling units from time to time.
Dividends
Our most recent quarterly dividend, totaling approximately $56.4 million (or $0.40 per share), was declared on October 31, 2023, and paid on December 14, 2023, to shareholders of record at close of business on November 15, 2023. During the year ended December 31, 2023, we declared dividends of approximately $101.8 million, including accrued dividends, (or $0.70 per share), and made cash dividend payments of approximately $98.8 million.
On February 22, 2024, our Board of Directors approved a declaration of a quarterly cash interim dividend on our Ordinary Shares of $0.40 per share. This dividend is to be payable on March 21, 2024, to shareholders of record at close of business on March 08, 2024.
The declaration and payment of dividends require authorization of the Board of Directors, provided that such dividends on issued share capital may be paid only out of the Company’s “distributable reserves” as determined by reference to relevant statutory accounts in accordance with English law. The Company is not permitted to pay dividends out of share capital, which includes share premiums. The payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, the availability of sufficient distributable reserves, contractual and indenture restrictions, and other factors deemed relevant by our Board.
Share Repurchases
Under law, the Company is only permitted to purchase its own Ordinary Shares by way of an “off-market purchase” pursuant to a contract approved by shareholders. Such purchases may be paid for only out of Noble’s “distributable reserves” as determined by reference to relevant statutory accounts in accordance with law. As of the date of this report, we have shareholder authority to repurchase up to 15% per annum of the issued share capital of the Company as of the beginning of each fiscal year for a five-year period (subject to an overall aggregate maximum of 20,601,161 Ordinary Shares). During the year ended December 31, 2023, we repurchased 2.3 million of our Ordinary Shares, which were subsequently cancelled.
Summary of Contractual Cash Obligations and Commitments
We have $202.3 million of long-term tax reserves for uncertain tax positions, including interest and penalties, which are included in “Other liabilities” due to the difficulty in making reasonably reliable estimates of the timing of cash settlements to taxing authorities. See “Note 12 — Income Taxes” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
At December 31, 2023, no long-term debt is due in the next twelve months and $600.0 million will be due subsequent to 2024. See “Note 8 — Debt” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. We may seek to refinance all or a portion of our long-term debt obligations, including the 2023 Revolving Credit Facility, though any such refinancing transactions are subject to market and other conditions and there are no assurances that we will complete any such transactions, in whole or in part, or as to the amount or timing of any such transactions.
At December 31, 2023, $12.6 million of pension obligations will be due in the next twelve months and the remainder of $125.0 million will be due subsequent to 2024. See “Note 13 — Employee Benefit Plans” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. In addition, $9.9 million is due on a long-term basis under the Danish Holiday Act of 2020.
For a description of our operating lease obligations, refer to “Note 11 — Leases” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
At December 31, 2023, we had other commitments that we are contractually obligated to fulfill with cash if the obligations are called. These obligations include letters of credit that guarantee our performance as it relates to our drilling contracts, tax, and other obligations in various jurisdictions. We expect to comply with the underlying performance requirements and we expect obligations under these letters of credit and surety bonds will not be called. At December 31, 2023, $16.9 million letters of credit and commercial commitments will expire in the next twelve months and the remainder of $98.6 million will expire subsequent to 2024.
We expect to fund these obligations and commitments with cash generated by our operations and cash on hand.
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
Recoverability of Assets
We evaluate our property and equipment and intangible assets for impairment whenever there are changes in facts that suggest that the value of the asset is not recoverable. An impairment loss is recognized when and to the extent that an asset's carrying value exceeds its estimated fair value. To the extent actual results do not meet our estimated assumptions for a given rig, piece of equipment or intangible customer contract, we may take an impairment loss in the future. In determining the fair value of the assets, we make significant assumptions and estimates regarding future market conditions. Typical assumptions used in our estimate include current market conditions, timing of future contract awards, and expected operating dayrates, operating costs, utilization rates, discount rates, capital expenditures, market values, weighting of market values, reactivation costs, estimated economic useful lives, and marketability of a unit.
During the years ended December 31, 2023 and 2022, no impairment charges were recognized.

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
We currently operate, and have in the past operated, in a number of countries throughout the world and our tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. We recognize uncertain tax positions that we believe have a greater than 50% likelihood of being sustained upon challenge by a tax authority. We cannot predict or provide assurance as to the ultimate outcome of any existing or future assessments. A change in judgment related to the expected ultimate resolution of uncertain tax positions will be recognized in earnings in the quarter of such change. We believe that our reserve for uncertain tax positions, including related interest and penalties, is adequate. As of December 31, 2023 and 2022, the Company had $202.3 million and $175.9 million of long-term tax reserves for unrecognized tax benefits, including interest and penalties, which are included in “Other liabilities.” The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and, therefore, could have a material impact on our tax provision, net income and cash flows.
Our gross deferred tax asset balance at year end reflects the application of our income tax accounting policies and is based on management’s estimates, judgments, and assumptions regarding realizability. If it is more likely than not that a portion of the deferred tax assets will not be realized in a future period, the deferred tax assets will be reduced by a valuation allowance based on management’s estimates. In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results and our forecast of future earnings, future taxable income, and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment. Although we believe our assumptions, judgments, and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could have a material impact our consolidated financial statements.
Claims Reserves
We maintain various levels of self-insured retention for certain losses including property damage, loss of hire, employment practices liability, employers’ liability, and general liability, among others. We accrue for property damage and loss of hire charges on a per event basis.
Employment practices liability claims are accrued based on actual claims during the year. Maritime employer’s liability claims are generally estimated using actuarial determinations. General liability claims are estimated by our internal claims department by evaluating the facts and circumstances of each claim (including incurred but not reported claims) and making estimates based upon historical experience with similar claims. The amount of our loss reserves for personal injury and protection claims is based on an analysis performed by a third-party actuary which uses our historical loss patterns and trends as well as industry data to estimate the unpaid loss and allocated loss adjustment expense. Claim severity experienced in each year, ranging from minor incidents to permanent disability or injuries requiring extensive medical care, is a key driver of the variability around our reserve estimates. These estimates are further subject to uncertainty because the ultimate disposition of claims incurred is subject to the outcome of events which have not yet transpired. Accordingly, we may be required to increase or decrease our reserve levels. At December 31, 2023, loss reserves for personal injury and protection claims totaled $63.9 million, of which $21.9 million was included in “Other current liabilities” and $42.0 million in “Other long-term liabilities” in the accompanying Consolidated Balance Sheets. At December 31, 2022, loss reserves for personal injury and protection claims totaled $35.3 million of which $15.5 million was included in “Other current liabilities” and $19.8 million in “Other long-term liabilities” in the accompanying Consolidated Balance Sheets.
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
Our estimates of fair value of the acquired property and equipment and contract intangibles require us to use significant unobservable inputs, representative of a Level 3 fair value measurement, such as assumptions related to future marketability of each unit in light of the current market conditions and its current technical specifications, timing of future contract awards, and expected operating dayrates, operating costs, rig utilization rates, tax rates, discount rate, capital expenditures, synergies, market values, estimated economic useful lives of the rigs and, in certain cases, management’s belief that a drilling unit is no longer marketable and is unlikely to return to service in the near to medium term. It can be difficult to determine the fair value based on the cyclical nature of our business, demand for offshore drilling rigs in different markets, and changes in economic conditions.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations interest rates, currency exchange rates, or equity prices, as further described below.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on borrowings under the 2023 Revolving Credit Facility and may be subject to similar exposure on future borrowing arrangements. Borrowings under the 2023 Revolving Credit Facility, if any, bear interest at SOFR plus 0.10% plus an applicable margin, which is currently 2.75%, or a base rate stated in the agreement plus an applicable margin, which is currently 1.75%.
At December 31, 2023, we had no borrowings outstanding under the 2023 Revolving Credit Facility and $7.4 million of performance letters of credit outstanding thereunder.
Because they bear interest at a fixed rate, the fair value of our 2030 Notes will fluctuate based on changes in market expectations for interest rates and perceptions of our credit risk. The fair value of our total debt was $626.5 million at December 31, 2023.
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
We are exposed to risks on future cash flows to the extent that foreign currency expenses exceed revenues denominated in the same foreign currency. In order to help manage this potential risk, we periodically enter into derivative instruments to manage our net exposure to fluctuations in currency exchange rates. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives.
Several of our regional shorebases have a significant amount of their cash operating expenses payable in foreign currencies. In order to limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which have historically settled monthly in the operations’ respective local currencies. All of these contracts had a maturity of less than 12 months. Based on current projections, a 10% increase in the average exchange rates of all foreign currencies would hypothetically increase our future estimated operating expenses by approximately $3.9 million.
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
The Company’s pension plan assets are exposed to the market prices of debt and equity securities. Changes to the pension plan asset values can impact the Company’s pension expense, funded status, and future minimum funding requirements. The Company aims to reduce risk through asset diversification and by investing in long duration fixed-income securities that have a duration similar to that of its pension liabilities. At December 31, 2023, the value of the investments in the pension funds was $216.0 million, and a hypothetical 10.0% decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $21.6 million. A significant decline in the value of pension assets could require Noble to increase funding of its pension plans in future periods, which could adversely affect cash flows in those periods. In addition, a decline in the fair value of these plan assets, in the absence of additional cash contributions to the plans by Noble, could increase the amount of pension cost required to be recorded in future periods by Noble.

Item 8. Financial Statements and Supplementary Data.
The following financial statements are filed in this Item 8:

Page

Report of Independent Registered Public Accounting Firm (Noble - Successor) (PCAOB ID 238)	54

Report of Independent Registered Public Accounting Firm (Noble - Predecessor) (PCAOB ID 238)	57

Noble Corporation plc and Subsidiaries Consolidated Balance Sheets as of December 31, 2023 and 2022	58

Noble Corporation plc and Subsidiaries Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2022, the period from February 6 through December 31, 2021, and the period from January 1 through February 5, 2021	59

Noble Corporation plc and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2023 and 2022, the period from February 6 through December 31, 2021, and the period from January 1 through February 5, 2021	60

Noble Corporation plc and Subsidiaries Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022, the period from February 6 through December 31, 2021, and the period from January 1 through February 5, 2021	61

Noble Corporation plc and Subsidiaries Consolidated Statements of Equity for the Years Ended December 31, 2023 and 2022, the period from February 6 through December 31, 2021, and the period from January 1 through February 5, 2021	62

Notes to Consolidated Financial Statements	63

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Noble Corporation plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Noble Corporation plc and its subsidiaries (Successor) (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for the years then ended and for the period from February 6, 2021 to December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for the years then ended and for the period from February 6, 2021 to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date as the Company did not design and maintain effective controls over certain information technology general controls for an information system that is relevant to the preparation of the Company’s consolidated financial statements. Specifically, the Company did not design and maintain (i) program change management controls to ensure that program and data changes are identified, tested, authorized, and implemented appropriately and (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Basis of Accounting
As discussed in Note 1 to the consolidated financial statements, the United States Bankruptcy Court for the Southern District of Texas confirmed the Joint Plan of Reorganization of Noble Corporation plc and its Debtor Affiliates (the “plan”) on February 5, 2021. Confirmation of the plan resulted in the discharge of all claims against the Company that arose before February 5, 2021, and terminates all rights and interests of equity security holders as provided for in the plan. The plan was substantially consummated on February 5, 2021, and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of February 5, 2021.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Uncertain Tax Positions
As described in Notes 12 and 14 to the consolidated financial statements, the Company recorded a reserve for uncertain tax positions, including interest and penalties, of $202.3 million as of December 31, 2023. The Company recognizes uncertain tax positions that it believes has a greater than 50% likelihood of being sustained upon challenge by a tax authority. The Company operates in a number of countries throughout the world and the tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. As disclosed by management, changes in tax laws or management’s interpretation of tax laws and the resolution of any tax audits could have a material impact on the consolidated financial statements.
The principal considerations for our determination that performing procedures relating to uncertain tax positions is a critical audit matter are (i) the significant judgment by management with regards to management’s interpretation of tax laws when determining uncertain tax positions that it believes has a greater than 50% likelihood of being sustained upon challenge by a tax authority; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s determination of uncertain tax positions based on management’s interpretation of tax laws; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the determination of uncertain tax positions. These procedures also included, among others, on a sample basis (i) testing the completeness and accuracy of the information used in the calculation of the change in uncertain tax positions and obtaining and inspecting documentation used to support management’s position; (ii) evaluating management’s assessment of the technical merits of tax positions and estimate of the amount of tax benefit expected to be sustained; (iii) evaluating the completeness of management’s assessment of the identification of uncertain tax positions; and (iv) evaluating the status and resolution of tax assessments with the relevant tax authorities. Professionals with specialized skill and knowledge were used to assist in evaluating, on a sample basis (i) management’s assessment of whether tax positions have a greater than 50% likelihood of being sustained upon challenge by a tax authority and (ii) management’s interpretation of relevant tax laws.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 23, 2024
We have served as the Company’s auditor since 1994.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Noble Corporation plc
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows of Noble Corporation plc and its subsidiaries (Predecessor) (the “Company”) for the period from January 1, 2021 through February 5, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the period from January 1, 2021 through February 5, 2021 in conformity with accounting principles generally accepted in the United States of America.
Basis of Accounting
As discussed in Note 1 to the consolidated financial statements, Noble Corporation plc and certain of its subsidiaries filed voluntary petitions on July 31, 2020 with the United States Bankruptcy Court for the Southern District of Texas for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Joint Plan of Reorganization of Noble Corporation plc and its Debtor Affiliates was substantially consummated on February 5, 2021 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 17, 2022
We have served as the Company’s auditor since 1994.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	Successor
	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$360,794	$476,206
Accounts receivable, net	548,844	468,802
Taxes receivable	39,845	34,087
Prepaid expenses and other current assets	112,265	72,695
Total current assets	1,061,748	1,051,790
Intangible assets	10,128	34,372
Property and equipment, at cost	4,591,936	4,163,205
Accumulated depreciation	(467,600)	(181,904)
Property and equipment, net	4,124,336	3,981,301
Goodwill	—	26,016
Other assets	311,225	141,385
Total assets	$5,507,437	$5,234,864
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$159,715
Accounts payable	395,165	290,690
Accrued payroll and related costs	97,313	76,185
Taxes payable	56,420	56,986
Interest payable	10,707	9,509
Other current liabilities	82,075	74,013
Total current liabilities	641,680	667,098
Long-term debt	586,203	513,055
Deferred income taxes	11,416	9,335
Noncurrent contract liabilities	50,863	181,883
Other liabilities	296,035	256,408
Total liabilities	1,586,197	1,627,779
Commitments and contingencies (Note 14)
Shareholders' equity
Common stock, $0.00001 par value; 140,773,750 and 134,680,941 ordinary shares outstanding as of December 31, 2023 and 2022, respectively	1	1
Additional paid-in capital	3,377,048	3,347,507
Retained earnings	541,159	255,930
Accumulated other comprehensive income (loss)	3,032	3,647
Total shareholders' equity	3,921,240	3,607,085
Total liabilities and equity	$5,507,437	$5,234,864
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Successor			Predecessor
			Period From	Period From
			February 6, 2021	January 1, 2021
	Year Ended	Year Ended	through	through
	December 31, 2023	December 31, 2022	December 31, 2021	February 5, 2021
Operating revenues
Contract drilling services	$2,461,715	$1,332,841	$708,131	$74,051
Reimbursables and other	127,303	81,006	62,194	3,430
	2,589,018	1,413,847	770,325	77,481
Operating costs and expenses
Contract drilling services	1,452,281	897,096	639,442	46,965
Reimbursables	91,642	64,427	55,832	2,737
Depreciation and amortization	301,345	146,879	89,535	20,622
General and administrative	128,413	82,177	62,476	5,727
Merger and integration costs	60,335	84,668	24,792	—
(Gain) loss on sale of operating assets, net	—	(90,230)	(185,934)	—
Hurricane losses and (recoveries), net	(19,703)	60	23,350	—
	2,014,313	1,185,077	709,493	76,051
Operating income (loss)	574,705	228,770	60,832	1,430
Other income (expense)
Interest expense, net of amounts capitalized	(59,139)	(42,722)	(31,735)	(229)
Gain (loss) on extinguishment of debt, net	(26,397)	(8,912)	—	—
Interest income and other, net	18,069	14,365	10,945	399
Gain on bargain purchase	5,005	—	62,305	—
Reorganization items, net	—	—	—	252,051
Income (loss) before income taxes	512,243	191,501	102,347	253,651
Income tax benefit (provision)	(30,341)	(22,553)	(365)	(3,423)
Net income (loss)	$481,902	$168,948	$101,982	$250,228
Basic earnings (loss) per share	$3.48	$1.99	$1.61	$1.00
Diluted earnings (loss) per share	$3.32	$1.73	$1.51	$0.98
Weighted Average Shares Outstanding
Basic	138,380	85,055	63,186	251,115
Diluted	145,197	97,607	67,628	256,571
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Successor			Predecessor
			Period From	Period From
			February 6, 2021	January 1, 2021
	Year Ended	Year Ended	through	through
	December 31, 2023	December 31, 2022	December 31, 2021	February 5, 2021
Net income (loss)	$481,902	$168,948	$101,982	$250,228
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	(116)
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive income (loss), net of tax provision (benefit) of $(940), $(928), $1,476 and $59 for the years ended December 31, 2023 and 2022, the period from February 6 through December 31, 2021, and period from January 1 through February 5, 2021, respectively	(615)	(1,742)	5,389	224
Other comprehensive income (loss), net	(615)	(1,742)	5,389	108
Comprehensive income (loss)	$481,287	$167,206	$107,371	$250,336

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

		Successor		Predecessor
			Period From	Period From
			February 6, 2021	January 1, 2021
	Year Ended	Year Ended	through	through
	December 31, 2023	December 31, 2022	December 31, 2021	February 5, 2021
Cash flows from operating activities
Net income (loss)	481,902	168,948	101,982	250,228
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	301,345	146,879	89,535	20,622
Amortization of intangible assets and contract liabilities, net	(106,776)	(5,352)	51,540	—
Gain on bargain purchase	(5,005)	—	(62,305)	—
(Gain) loss on extinguishment of debt, net	26,397	8,912	—	—
(Gain) loss on sale of operating assets, net	—	(90,230)	(185,934)	—
Reorganization items, net	—	—	—	(280,790)
Deferred income taxes	(98,093)	(25,628)	(34,264)	2,501
Amortization of share-based compensation	37,680	35,251	16,510	710
Other costs, net	(8,036)	(323)	1,146	(10,754)
Changes in components of working capital and other operating activities:
Change in taxes receivable	(7,374)	23,344	27,847	(1,789)
Net changes in other operating assets and liabilities	(47,703)	19,184	45,559	(26,176)
Net cash provided by (used in) operating activities	574,337	280,985	51,616	(45,448)
Cash flows from investing activities
Capital expenditures	(409,581)	(174,319)	(154,411)	(14,629)
Proceeds from insurance claims	18,809	—	—	—
Cash acquired in stock-based business combinations, net	—	166,607	54,970	—
Proceeds from disposal of assets, net	24,264	381,026	307,324	194
Other investing activities	—	2,458	—	—
Net cash provided by (used in) investing activities	(366,508)	375,772	207,883	(14,435)
Cash flows from financing activities
Issuance of debt	600,000	350,000	—	200,000
Repayments of debt	(673,411)	(627,323)	—	—
Borrowing on credit facilities	—	220,000	40,000	177,500
Repayments of credit facilities	—	(220,000)	(217,500)	(545,000)
Debt issuance costs	(24,914)	(641)	—	(23,664)
Debt extinguishment costs	(25,697)	—	—	—
Compulsory purchase payment	—	(69,924)	—	—
Warrant exercises	485	1,004	730	—
Share repurchases	(94,826)	(15,000)	—	—
Dividend payments	(98,804)	—	—	—
Taxes withheld employee stock transactions	(8,624)	(5,888)	—	(1)
Net cash provided by (used in) financing activities	(325,791)	(367,772)	(176,770)	(191,165)
Net increase (decrease) in cash, cash equivalents and restricted cash	(117,962)	288,985	82,729	(251,048)
Cash, cash equivalents and restricted cash, beginning of period	485,707	196,722	113,993	365,041
Cash, cash equivalents and restricted cash, end of period	$367,745	$485,707	$196,722	$113,993
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at December 31, 2020 (Predecessor)	251,084	$2,511	$814,796	$(1,070,683)	$(58,012)	$(311,388)
Employee related equity activity
Amortization of share-based compensation	—	—	710	—	—	710
Issuance of share-based compensation shares	43	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(1)	—	—	(1)
Net income (loss)	—	—	—	250,228	—	250,228
Other comprehensive income (loss), net	—	—	—	—	108	108
Cancellation of Predecessor equity	(251,127)	(2,511)	(815,505)	820,455	57,904	60,343
Issuance of Successor common stock and warrants	50,000	1	1,018,767	—	—	1,018,768
Balance at February 5, 2021 (Predecessor)	50,000	$1	$1,018,767	$—	$—	$1,018,768

Balance at February 6, 2021 (Successor)	50,000	$1	$1,018,767	$—	$—	$1,018,768
Employee related equity activity
Amortization of share-based compensation	—	—	16,096	—	—	16,096
Exchange of common stock for penny warrants	(6,463)	—	—	—	—	—
Warrants exercised	35	—	730	—	—	730
Issuance of common stock for Pacific Drilling merger	16,600	—	357,662	—	—	357,662
Net income (loss)	—	—	—	101,982	—	101,982
Other comprehensive income (loss), net	—	—	—	—	5,389	5,389
Balance at December 31, 2021 (Successor)	60,172	$1	$1,393,255	$101,982	$5,389	$1,500,627
Employee related equity activity
Amortization of share-based compensation	—	—	35,252	—	—	35,252
Issuance of share-based compensation shares	834	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(5,888)	—	—	(5,888)
Warrants exercised	9,827	—	1,004	—	—	1,004
Share repurchases	(407)	—	—	(15,000)	—	(15,000)
Issuance of common stock for Maersk Drilling merger	60,107	—	1,800,130	—	—	1,800,130
Settlement of Compulsory Purchase Interest	4,148	—	123,754	—	—	123,754
Net income (loss)	—	—	—	168,948	—	168,948
Other comprehensive income (loss), net	—	—	—	—	(1,742)	(1,742)
Balance at December 31, 2022 (Successor)	134,681	$1	$3,347,507	$255,930	$3,647	$3,607,085
Employee related equity activity
Amortization of share-based compensation	—	—	37,680	—	—	37,680
Issuance of share-based compensation shares	501	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(8,624)	—	—	(8,624)
Warrants exercised	7,939	—	485	—	—	485
Share repurchases	(2,347)	—	—	(94,826)	—	(94,826)
Dividends	—	—	—	(101,847)	—	(101,847)
Net income (loss)	—	—	—	481,902	—	481,902
Other comprehensive income (loss), net	—	—	—	—	(615)	(615)
Balance at December 31, 2023 (Successor)	140,774	1	3,377,048	541,159	3,032	$3,921,240
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)

Note 1 — Organization and Significant Accounting Policies
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble” or “Successor”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921. As of December 31, 2023, our fleet of 32 drilling rigs consisted of 19 floaters and 13 jackups.
We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business. The mobile offshore drilling units comprising our offshore rig fleet operate in a global market for contract drilling services and are often redeployed to different regions due to changing demands of our customers, which consist primarily of large, integrated, independent, and government-owned or controlled oil and gas companies throughout the world.
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
See “Note 4 — Acquisitions and Divestitures” for additional information on the Business Combination.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits with banks, and all highly liquid investments with original maturities of three months or less. Our cash, cash equivalents, and short-term investments are subject to potential credit risk, and certain of our cash accounts carry balances greater than the federally insured limits. Cash and cash equivalents are primarily held by major banks or investment firms. Our cash management and investment policies restrict investments to lower risk, highly liquid securities and we perform periodic evaluations of the relative credit standing of the financial institutions with which we conduct business.
Restricted Cash
We classify restricted cash balances in current assets if the restriction is expected to expire or otherwise be resolved within one year and in other assets if the restriction is expected to expire or otherwise be resolved in more than one year. As of December 31, 2023 and 2022, our restricted cash balance consisted of $7.0 million and $9.5 million, respectively. All restricted cash is recorded in “Prepaid expenses and other current assets.” As of December 31, 2023, our restricted cash balance was related to cash collateral for Company rig performance guarantees and other performance obligations.
Accounts Receivable
We record accounts receivable at the amount we invoice our clients, net of allowance for credit losses. We provide an allowance for uncollectible accounts, as necessary. Our allowance for doubtful accounts was zero as of both December 31, 2023 and 2022.
Property and Equipment
Property and equipment is stated at cost, reduced by provisions to recognize economic impairment. Major replacements and improvements are capitalized. When assets are sold, retired, or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Drilling equipment and facilities are depreciated using the straight-line method over their estimated useful lives as of the date placed in service or

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
date of major refurbishment. Estimated useful lives of our drilling equipment range from three to 30 years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to 40 years.
Interest is capitalized on long-term construction projects using the weighted average cost of debt outstanding during the period of construction.
Scheduled maintenance of equipment is performed based on the number of hours operated in accordance with our preventative maintenance program. Routine repair and maintenance costs are charged to expense as incurred; however, the costs of the overhauls and asset replacement projects that benefit future periods and which typically occur every three to five years are capitalized when incurred and depreciated over an equivalent period. These overhauls and asset replacement projects are included in “Drilling equipment and facilities” in “Note 7 — Property and Equipment.”
We evaluate our property and equipment for impairment whenever there are changes in facts that suggest that the value of the asset is not recoverable. As part of this analysis, we make assumptions and estimates regarding future market conditions. When circumstances indicate that the carrying value of the assets may not be recoverable, management compares the carrying value to the expected undiscounted pre-tax future cash flows for the associated rig for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows are lower than the carrying value, the net capitalized costs are reduced to fair value. An impairment loss is recognized to the extent that an asset's carrying value exceeds its estimated fair value. Fair value is generally estimated using a discounted cash flow model. The expected future cash flows used for impairment assessment and related fair value measurements are typically based on judgmental assessments of, but were not limited to, timing of future contract awards and expected operating dayrates, operating costs, utilization rates, discount rates, capital expenditures, reactivation costs, estimated economic useful lives and, in certain cases, our belief that a drilling unit is no longer marketable and is unlikely to return to service in the near to medium term, and considering all available information at the date of assessment. During the years ended December 31, 2023 and 2022, we did not identify any impairment triggers for our property and equipment.
Fair Value Measurements
We measure certain of our assets and liabilities based on a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three-level hierarchy, from highest to lowest level of observable inputs, are as follows:
Level 1 — Valuations based on quoted prices in active markets for identical assets;
Level 2 — Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar but not identical instruments; and
Level 3 — Valuations based on unobservable inputs.
Our cash and cash equivalents, restricted cash, accounts receivable, marketable securities, and accounts payable are by their nature short term. As a result, the carrying values included in our Consolidated Balance Sheets approximate fair value.
Goodwill
Goodwill represents the excess of purchase price over fair value of net assets acquired and is assessed for impairment at least annually at October 1, or whenever events or changes in circumstances indicate that the fair value of such assets may be below their carrying amount. Goodwill and all other assets and liabilities are allocated to reporting units, which for us, is our single reportable segment, Contract Drilling Services. In order to assess impairment, the carrying amount is determined and compared to the estimated fair value. Any excess of the carrying value, including goodwill, over its fair value is recognized as an impairment and charged to net earnings. The impairment charge measured is limited to the total amount of goodwill allocated to our reporting unit.
Gain on Bargain Purchase
When the fair value of the identifiable assets and liabilities acquired in a business combination is in excess of the sum of the fair value of consideration and the fair value of any retained non-controlling interest, the Company recognizes a gain on bargain purchase in earnings. Before recognizing any gain on bargain purchase, the Company reassesses whether it has correctly identified all of the assets and liabilities acquired and assumed, respectively, and that measurements appropriately reflect consideration of all available information.
Revenue Recognition
The activities that primarily drive the revenue earned in our drilling contracts include (i) providing a drilling rig and the crew and supplies necessary to operate the rig, (ii) mobilizing and demobilizing the rig to and from the drill site, and (iii)

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
performing rig preparation activities and/or modifications required for the contract. Consideration received for performing these activities may consist of dayrate drilling revenue, mobilization and demobilization revenue, contract preparation revenue, and reimbursement revenue. We account for these integrated services provided within our drilling contracts as a single performance obligation satisfied over time and comprised of a series of distinct time increments in which we provide drilling services.
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
The amount estimated for variable consideration may be subject to interrupted or restricted rates and is only included in the transaction price to the extent that it is probable that a significant reversal of previously recognized revenue will not occur throughout the term of the contract (“constrained revenue”). When determining if variable consideration should be constrained, management considers whether there are factors outside the Company’s control that could result in a significant reversal of revenue as well as the likelihood and magnitude of a potential reversal of revenue. These estimates are reassessed each reporting period as required.
Dayrate Drilling Revenue. Our drilling contracts generally provide for payment on a dayrate basis, with higher rates for periods when the drilling unit is operating and lower rates or zero rates for periods when drilling operations are interrupted or restricted. The dayrate invoices billed to the customer are typically determined based on the varying rates applicable to the specific activities performed on an hourly basis. Such dayrate consideration is allocated to the distinct hourly increment it relates to within the contract term and, therefore, recognized in line with the contractual rate billed for the services provided for any given hour.
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
Bonuses, Penalties, and Other Variable Consideration. We may receive bonus increases to revenue or penalty decreases to revenue. Based on historical data and ongoing communication with the operator/customer, we are able to reasonably

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
estimate this variable consideration. We will record such estimated variable consideration and remeasure our estimates at each reporting date.
Capital Modification Revenue. From time to time, we may receive fees from our customers for capital improvements to our rigs to meet contractual requirements (on either a fixed lump-sum or variable dayrate basis). Such revenue is allocated to the overall performance obligation and recognized ratably over the initial term of the related drilling contract as these activities are integral to our drilling activities and are not considered to be a stand-alone service provided to the customer within the context of our contracts. We record a contract liability for such fees and recognize them ratably as contract drilling revenue over the term of the related drilling contract commencing when the asset is ready for its intended use.
Revenues Related to Reimbursable Expenses. We generally receive reimbursements from our customers for the purchase of supplies, equipment, personnel services, and other services provided at their request in accordance with a drilling contract or other agreement. Such reimbursable revenue is variable and subject to uncertainty, as the amounts received and timing thereof is highly dependent on factors outside of our influence. Accordingly, reimbursable revenue is constrained revenue and not included in the total transaction price until the uncertainty is resolved, which typically occurs when the related costs are incurred on behalf of a customer. We are generally considered a principal in such transactions and record the associated revenue at the gross amount billed to the customer as “Reimbursables and other” in our Consolidated Statements of Operations. Such amounts are recognized ratably over the period within the contract term during which the corresponding goods and services are to be consumed.
Deferred revenues from drilling contracts totaled $43.1 million and $59.8 million at December 31, 2023 and 2022, respectively. Such amounts are included in either “Other current liabilities” or “Other liabilities” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition. Related expenses deferred under drilling contracts totaled $4.4 million and $11.5 million at December 31, 2023 and 2022, respectively, and are included in either “Prepaid expenses and other current assets” or “Other assets” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.
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
Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities using the applicable jurisdictional tax rates at year end. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the deferred tax asset will not be realized in a future period.
We operate through various subsidiaries in numerous countries throughout the world, including the United States. Consequently, we are subject to changes in tax laws, treaties, and regulations or the interpretation or enforcement thereof in the United States, UK, and any other jurisdictions in which we or any of our subsidiaries operate or are resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the IRS or other taxing authorities do not agree with our assessment of the effects of such laws, treaties, and regulations, this could have a material adverse effect on us including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions. The Company has adopted an accounting policy to look through the outside basis of partnerships and all other flow-through entities and exclude these from the computation of deferred taxes.
Insurance Recoveries
The Company maintains insurance coverage for personal injuries, property damage, and certain other losses sustained during operations. Recoveries from insurance are recorded when a loss has been recognized and realization is probable, and are measured at the lower of the loss recognized or the probable recovery. Timing differences may occur between the loss recognized, damage costs, capital expenditures made to repair or restore properties, and recognition and receipt of

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
insurance proceeds reflected in the Company’s financial statements. Costs, as well as insurance recoveries, related to the Hurricane Ida event in 2021 are presented in “Hurricane losses and (recoveries), net” on the Consolidated Statements of Operations. See “Note 14 — Commitments and Contingencies” for additional information.
Claims Reserves
We maintain various levels of self-insured retention for certain losses including property damage, loss of hire, employment practices liability, employers’ liability, and general liability, among others. We accrue for property damage and loss of hire charges on a per event basis.
Employment practices liability claims are accrued based on actual claims during the year. Maritime employer’s liability claims are generally estimated using actuarial determinations. General liability claims are estimated by our internal claims department by evaluating the facts and circumstances of each claim (including incurred but not reported claims) and making estimates based upon historical experience with similar claims. At December 31, 2023, loss reserves for personal injury and protection claims totaled $63.9 million, of which $21.9 million was included in “Other current liabilities” and $42.0 million in “Other long-term liabilities” in the accompanying Consolidated Balance Sheets. At December 31, 2022, loss reserves for personal injury and protection claims totaled $35.3 million of which $15.5 million was included in “Other current liabilities” and $19.8 million in “Other long-term liabilities” in the accompanying Consolidated Balance Sheets.
Earnings per Share
Our unvested share-based payment awards, which contain non-forfeitable rights to dividends, are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method allocates undistributed earnings between common shares and participating securities. The diluted earnings per share calculation under the two-class method also includes the dilutive effect of potential shares issued in connection with stock warrants and options. The dilutive effect of stock warrants and options is determined using the Treasury Stock Method. The diluted earnings per share calculation is adjusted for mandatory exercise, under the Treasury Stock Method, if the condition is met at the balance sheet date. At December 31, 2023 and 2022, the Mandatory Exercise Condition (as defined in the applicable warrant agreement) set forth in the warrant agreements for the Tranche 1 Warrants and the Tranche 2 Warrants was satisfied. See “Note 6 — Income (Loss) Per Share” for additional information.
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
Litigation Contingencies
We are involved in legal proceedings, claims, and regulatory, tax, or government inquiries and investigations that arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss in the notes to the consolidated financial statements.
We review the developments in our contingencies that could affect the amount of the provisions that has been previously recorded, and the matters and related possible losses disclosed. We make adjustments to our provisions and changes to our disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine both the probability and the estimated amount.
Foreign Currency
Although we are a UK company, our functional currency is the US dollar, and we define any non-US dollar denominated currency as “foreign currencies.” In non-US locations where the US dollar has been designated as the functional currency (based on an evaluation of factors including the markets in which the subsidiary operates, inflation, generation of cash flow, financing activities, and intercompany arrangements), local currency transaction gains and losses are included in net income or loss.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Derivative Financial Instruments
We use foreign currency forward contracts and interest rate swaps in order to manage our exposure to fluctuations in currency exchange and interest rates, respectively. The contracts are not entered into for trading purposes. The Company has not designated these derivative instruments as hedges. We recognize the derivatives at fair value on the Consolidated Balance Sheets and, where applicable, such contracts covered by master netting agreements are reported net. Gross positive fair values are netted with gross negative fair values by counterparty. Realized gains and losses as well as changes in the fair values of derivative financial instruments are recognized in the income statement in “Interest income and other, net.”
Accounting Pronouncements
Accounting Standards Adopted. We do not believe that any recently issued accounting standards would have a material effect on the accompanying consolidated financial statements.
Recently Issued Accounting Standards.
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, the following for public business entities: (i) enhanced disclosures of specific categories of reconciling items included in the rate reconciliation, as well as additional information for any of these items meeting certain qualitative and quantitative thresholds, (ii) disclosure of the nature, effect, and underlying causes of each individual reconciling item disclosed in the rate reconciliation and the judgment used in categorizing them if not otherwise evident, and (iii) enhanced disclosures for income taxes paid, which includes federal, state, and foreign taxes, as well as for individual jurisdictions over a certain quantitative threshold. The amendments in ASU 2023-09 eliminate the requirement to disclose the nature and estimate of the range of the reasonably possible change in unrecognized tax benefits for the 12 months after the balance sheet date. The provisions of ASU 2023-09 are effective for annual periods beginning after December 15, 2024; early adoption is permitted. The Company continues to evaluate the potential impact of this pronouncement.
In November 2023, the FASB issued ASU No. 2023-07 ("ASU 2023-07"), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires, among other things, the following: (i) enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included in a segment's reported measure of profit or loss, (ii) disclosure of the amount and description of the composition of other segment items, as defined in ASU 2023-07, by reportable segment, and (iii) reporting the disclosures about each reportable segment's profit or loss and assets on an annual and interim basis. The provisions of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024; early adoption is permitted. The Company continues to evaluate the potential impact of this pronouncement.
Note 2 — Chapter 11 Emergence
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

NOBLE CORPORATION plc AND SUBSIDIARIES
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
•Entered into the Emergence Revolving Credit Agreement (as defined herein) providing for a $675.0 million Revolving Credit Facility (as defined herein) (with a $67.5 million sublimit for the issuance of letters of credit thereunder);
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
Sources of Cash for Plan Distribution
All cash payments made by the Company under the Plan on the Emergence Effective Date were funded from cash on hand, proceeds of the Rights Offering, and proceeds of the Emergence Revolving Credit Facility.
Reorganization Items, Net
In accordance with ASC 852, any incremental expenses, gains and losses that are realized or incurred as of or subsequent to the Petition Date and before the Emergence Effective Date that are a direct result of the Chapter 11 Cases are recorded under “Reorganization items, net.” The following table summarizes the components of reorganization items included in our Consolidated Statements of Operations for the period from January 1, 2021, through February 5, 2021:

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)

Predecessor
Noble
Period From
January 1, 2021
through
February 5, 2021
Professional fees (1)	$(28,739)
Adjustments for estimated allowed litigation claims	77,300
Write-off of unrecognized share-based compensation	(4,406)
Gain on settlement of liabilities subject to compromise	2,556,147
Loss on fresh start adjustments	(2,348,251)
Total Reorganization items, net	$252,051
(1)Payments of $44.2 million related to professional fees have been presented as cash outflows from operating activities in our Consolidated Statements of Cash Flows for the period from January 1, 2021, through February 5, 2021.
Liabilities Subject to Compromise
From the Petition Date until the Emergence Effective Date, the Company operated as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. In accordance with ASC 852, on our Consolidated Balance Sheets prior to the Emergence Effective Date, the caption “Liabilities subject to compromise” reflects the expected allowed amount of the pre-petition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. The Company has considered the Chapter 11 motions approved by the Bankruptcy Court with respect to the amount and classification of its pre-petition liabilities. The Company evaluated and adjusted the amount and classification of its pre-petition liabilities through the Emergence Effective Date.
Note 3 — Fresh Start Accounting
In connection with our emergence from bankruptcy and in accordance with ASC 852, Noble qualified for and applied fresh start accounting on the Emergence Effective Date. Noble was required to apply fresh start accounting because (i) the holders of existing Legacy Noble voting shares received less than 50% of the voting shares of the Successor and (ii) the reorganization value of Noble's assets, each of which approximated $1.7 billion, immediately prior to confirmation of the Plan was less than the corresponding post-petition liabilities and allowed claims, each of which approximated $4.0 billion. Applying fresh start accounting resulted in new reporting entities with no beginning retained earnings or accumulated deficit. Accordingly, our financial statements and notes after the Emergence Effective Date are not comparable to our financial statements and notes on and to prior to that date.
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
As described in “Note 1 — Organization and Significant Accounting Policies,” Noble is referred to as Successor, as the context requires, and includes the financial position and results of operations of the reorganized Noble subsequent to February 5, 2021. References to Predecessor relate to the financial position and results of operations of Legacy Noble prior to, and including, February 5, 2021.
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

NOBLE CORPORATION plc AND SUBSIDIARIES
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
With the assistance of financial advisors, we determined the enterprise and corresponding equity value of the Successor by calculating the present value of future cash flows based on our financial projections. The enterprise value and corresponding equity value are dependent upon achieving future financial results set forth in our valuations, as well as the realization of certain other assumptions. All estimates, assumptions, valuations, and financial projections, including the fair value adjustments, the enterprise value, and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond our control. Accordingly, the estimates, assumptions, valuations, or financial projections may not be realized and actual results could vary materially.
Valuation Process
Under the application of fresh start accounting and with the assistance of valuation experts, we conducted an analysis of the Consolidated Balance Sheet to determine if any of the Company’s net assets would require a fair value adjustment as of the Emergence Effective Date. The results of our analysis indicated that our principal assets, which include mobile offshore drilling units, certain intangibles, and debt issued at emergence would require a fair value adjustment on the Emergence Effective Date. The rest of the Company’s net assets were determined to have carrying values that approximated fair value on the Emergence Effective Date. Further details regarding the valuation process is described further below.
Property, Plant, and Equipment
The valuation of the Company’s mobile offshore drilling units and other related tangible assets was determined by using a combination of (i) the discounted cash flows expected to be generated from our drilling assets over their remaining useful lives and (ii) the cost to replace our drilling assets, as adjusted by the current market for similar offshore drilling assets. Assumptions used in our assessment included, but were not limited to, future marketability of each unit in light of the current market conditions and its current technical specifications, timing of future contract awards and expected operating dayrates, operating costs, utilization rates, tax rates, discount rate, capital expenditures, market values, weighting of market values, reactivation costs, estimated economic useful lives, and, in certain cases, our belief that a drilling unit is no longer marketable and is unlikely to return to service in the near to medium term. We included an allocation for corporate overhead when calculating the discounted cash flows expected to be generated from our drilling assets over their remaining useful lives. The cash flows were discounted at our weighted average cost of capital (“WACC”), which was derived from a blend of our after-tax cost of debt and our cost of equity, and computed using public share price information for similar offshore drilling market participants, certain US Treasury rates, and certain risk premiums specific to the Company.
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

NOBLE CORPORATION plc AND SUBSIDIARIES
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
Debt
The valuations of the Company’s Emergence Revolving Credit Facility and Second Lien Notes were based on relevant market data as of the Emergence Effective Date and the terms of each of the respective instruments. Considering the interest rates and implied yields for the Emergence Revolving Credit Facility and Second Lien Notes were within a range of comparable market yields (with considerations for term and seniority), fair value adjustments were recorded relating to each of the instruments.
Successor Warrants
On the Emergence Effective Date, the Company issued Noble Cayman Tranche 1 Warrants and Noble Cayman Tranche 2 Warrants to certain former bondholders as part of the settlement of their pre-petition claims. The Company also issued Noble Cayman Tranche 3 Warrants to holders of the Predecessor’s ordinary shares. The fair values of the warrants on the Emergence Effective Date were determined using an options pricing model while considering the contractual terms for each respective tranche, including the mandatory exercise provisions related to Noble Cayman Tranche 1 Warrants and Noble Cayman Tranche 2 Warrants. The key market data assumptions for the options pricing model are the estimated volatility and the risk-free rate. The volatility assumption was estimated using market data for similar offshore drilling market participants with consideration for differences in size and leverage. The risk-free rate assumption was based on US Constant Maturity Treasury rates as of the Emergence Effective Date.
Consolidated Balance Sheet at Emergence
The adjustments set forth in the following Consolidated Balance Sheet as of February 5, 2021, reflect the consummation of the transactions contemplated by the Plan and carried out by the Company (“Reorganization Adjustments”) and the fair value adjustments as a result of the application of fresh start accounting (“Fresh Start Adjustments”). The explanatory notes provide additional information with regard to the adjustments recorded, the methods used to determine fair values, and significant assumptions or inputs.

NOBLE CORPORATION plc AND SUBSIDIARIES
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Reorganization Adjustments
(a)Represents the reorganization adjustment to cash and cash equivalents:

Proceeds from Rights Offering	$200,000
Proceeds from the Emergence Revolving Credit Facility, net of issuance costs	167,361
Transfer of cash from restricted cash	300
Payment of professional service fees	(23,261)
Payment of the pre-petition revolving credit facility principal and accrued interest	(550,019)
Deconsolidation of NHUK	(300)
Payment of recurring debt fees	(75)
Change in cash and cash equivalents	$(205,994)
(b)Represents the reorganization adjustment for the following:

Payment of professional service fees from escrow	$(12,380)
Payment of Paragon litigation settlement from escrow	(7,700)
Transfer of restricted cash to cash	(300)
Adjustment to miscellaneous receivables related to the deconsolidation of NHUK upon emergence	78
Change in prepaid expenses and other current assets	$(20,302)
(c)Adjustments to other assets relates to capitalization of long-term debt issuance costs related to the Emergence Revolving Credit Facility of $11.1 million and the impact of reorganization adjustments on deferred tax assets of $(0.1) million.
(d)Adjustments to accounts payable related to the payment of professional fees $(15.2) million and the reinstatement of trade payables from liabilities subject to compromise of $8.0 million.
(e)Adjustment of $21.3 million to other current liabilities related to the reinstatement of liabilities subject to compromise.
(f)Represents $352.1 million of outstanding borrowings, net of financing costs, under the Second Lien Notes and Emergence Revolving Credit Facility.
(g)Represents the write-off of $(17.3) million deferred income taxes as the result of the Company’s internal restructuring.
(h)Represents cancellation of $(0.1) million cash-based compensation plans and the reinstatement of $4.7 million right-of-use lease liabilities.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
(i)Liabilities subject to compromise settled or reinstated in accordance with the Plan and the resulting gain were determined as follows:

4.900% senior notes due August 2020	$62,535
4.625% senior notes due March 2021	79,937
3.950% senior notes due March 2022	21,213
7.750% senior notes due January 2024	397,025
7.950% senior notes due April 2025	450,000
7.875% senior notes due February 2026	750,000
6.200% senior notes due August 2040	393,597
6.050% senior notes due March 2041	395,000
5.250% senior notes due March 2042	483,619
8.950% senior notes due April 2045	400,000
5.958% revolving credit facility maturing Jan. 2023	545,000
Accrued and unpaid interest	110,300
Protection and indemnity insurance liabilities	25,669
Accounts payable and other payables	8,163
Estimated loss on litigation	15,700
Lease liabilities	6,054
Total consolidated liabilities subject to compromise	4,143,812
Issuance of Successor common stock	(854,909)
Issuance of Successor warrants to certain Predecessor creditors	(141,029)
Payment of the pre-petition revolving credit facility principal and accrued interest	(550,020)
Payment of Paragon litigation settlement from escrow	(7,700)
Reinstatement of Transocean litigation liability	(8,000)
Reinstatement of protection and indemnity insurance liabilities	(11,791)
Reinstatement of trade payables and right-of-use lease liabilities	(14,216)
Gain on settlement of liabilities subject to compromise	$2,556,147
(j)Represents the cancellation of the Predecessor’s common stock of $(2.5) million and Additional paid-in capital of $(815.5) million.
(k)Represents the reorganization adjustments to common stock and additional paid in capital:

Par value of 50 million shares of new common stock issued	$1
Capital in excess of par value of 50 million issued and authorized shares of new common stock issued	875,931
Fair value of new warrants issued	142,836
Total Successor equity issued on the Emergence Effective Date	$1,018,768

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
Fresh Start Adjustments
(m)Reflects adjustments to capitalized deferred costs, deferred revenue, and pension balances due to the application of fresh start accounting as follows:

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
Note 4 — Acquisitions and Divestitures
Business Combination with Maersk Drilling
Noble’s business strategy in part includes growing by acquisition and as a result, we pursue and complete mergers, acquisitions, as well as dispositions of businesses or assets or other strategic transactions that we believe will enable us to strengthen or broaden our business and achieve various efficiencies, cost-synergies, and economies of scale. This strategy is evidenced by the 2021 Pacific Drilling Merger (as defined herein) and the Business Combination with Maersk Drilling completed in the fourth quarter of 2022.
On the Merger Effective Date, pursuant to the Business Combination Agreement, Noble Cayman merged with and into Merger Sub, with Merger Sub surviving the Merger as a wholly owned subsidiary of Noble, and (i) each Noble Cayman Share issued and outstanding prior to the Merger Effective Time was converted into one newly and validly issued, fully paid, and non-assessable Ordinary Share of Noble and (ii) each Noble Cayman Warrant (as defined herein) issued and outstanding immediately prior to the Merger Effective Time was converted automatically into a warrant to acquire a number of Ordinary Shares equal to the number of Noble Cayman Shares underlying such warrant, with the same terms as were in effect immediately prior to the Merger Effective Time under the terms of the applicable Noble Cayman Warrant Agreement (as defined herein) (collectively, the “Warrants”). In addition, each award of restricted share units representing the right to receive Noble Cayman Shares, or value based on the value of Noble Cayman Shares (each, a “Noble Cayman RSU Award”), outstanding immediately prior to the Merger Effective Time ceased to represent a right to acquire Noble Cayman Shares (or value equivalent to Noble Cayman Shares) and was converted into the right to acquire, on the same terms and conditions as were applicable under the Noble Cayman RSU Award (including any vesting conditions), that number of Ordinary Shares equal to the number of Noble Cayman Shares subject to such Noble Cayman RSU Award immediately prior to the Merger Effective Time. As a result of the Merger, Noble became the ultimate parent of Noble Cayman and its respective subsidiaries effective as of the Merger Effective Time.
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
In connection with the Offer and the Compulsory Purchase, each Maersk Drilling Share was exchanged for either (i) 1.6137 newly and validly issued, fully paid and non-assessable Ordinary Shares (the “Exchange Ratio”) or (ii) cash consideration (payable in DKK). The Offer was subject to a cash consideration cap per Maersk Drilling shareholder of $1,000 and an aggregate cap on cash consideration payable to all Maersk Drilling shareholders of $50 million. Consequently, in relation to the Offer, Maersk Drilling shareholders who elected to receive cash consideration in the Offer received, as applicable, (i) $1,000 for the applicable portion of their Maersk Drilling Shares and the balance of Maersk Drilling Shares in Ordinary Shares in accordance with the Exchange Ratio or (ii) the amount corresponding to the total holding of their Maersk Drilling Shares if such holding of Maersk Drilling Shares represented a value equal to or less than $1,000 in the aggregate. The Compulsory Purchase was not subject to a cash consideration cap per holder or an aggregate cap for cash consideration.
In addition, each Maersk Drilling restricted stock unit award (a “Maersk Drilling RSU Award”) that was outstanding immediately prior to the acceptance time of the Offer (the “Acceptance Time”) was exchanged, at the Acceptance Time, with the right to receive, on the same terms and conditions as were applicable under the Maersk Drilling RSU Long-Term Incentive Programme for Executive Management 2019 and the Maersk Drilling RSU Long-Term Incentive Programme 2019 (including any vesting conditions), that number of Ordinary Shares equal to the product of (i) the number of Maersk Drilling Shares subject to such Maersk Drilling RSU Award immediately prior to the Acceptance Time and (ii) the Exchange Ratio, with any fractional Maersk Drilling Shares rounded to the nearest whole share. Upon such exchange, Maersk Drilling RSU Awards ceased to represent a right to receive Maersk Drilling Shares (or value equivalent to Maersk Drilling Shares).
In September 2021, eligible Maersk Drilling employees signed an addendum to their existing service agreements that provides for enhanced severance terms in the event of termination as well as a retention bonus (“Deal Completion Bonus”) to be paid irrespective of termination if a transaction with Noble were to close (the “Retention Addendum”). The Retention Addendum was entered into on September 20, 2021. The Deal Completion Bonus was paid on October 3, 2022, for five Maersk executives terminated immediately upon close and on October 31, 2022, for all other eligible individuals.
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
Determining the fair values of the assets and liabilities of Maersk Drilling and the consideration paid required judgment and certain assumptions to be made. The most significant fair value estimates related to the valuation of Maersk Drilling’s mobile offshore drilling units and other related tangible assets and the fair value of drilling contracts and other intangibles.
Offshore Drilling Units. The valuation of Maersk Drilling’s mobile offshore drilling units was determined using either (i) the discounted cash flows expected to be generated from the drilling assets over their remaining useful lives or (ii) the cost to replace the drilling assets as adjusted by the current market for similar offshore drilling assets. Assumptions used in our assessment included, but were not limited to, future marketability of each unit in light of the current market conditions and its current technical specifications, timing of future contract awards and expected operating dayrates, operating costs, rig utilization rates, tax rates, discount rate, capital expenditures, synergies, market values, estimated economic useful lives of the rigs and, in certain cases, our belief that a drilling unit is no longer marketable and is unlikely to return to service in the near to medium term.
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
Maersk Drilling Debt. In connection with the Business Combination, the Company guaranteed the DNB Credit Facility and the DSF Credit Facility. The DSF Credit Facility had a floating interest rate that fluctuated based on market rates, thus fair

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
value approximated the carrying amount. In November 2022, the outstanding loans under the DNB Credit Facility were fully extinguished at par value with no pre-payment penalties, with fair value approximating the carrying amount, and was replaced with the New DNB Credit Facility (as defined in “Note 8 — Debt”). On February 23, 2023, the remaining amount under the DSF Credit Facility was paid in full using cash on hand. On April 18, 2023, we repaid all outstanding borrowings under the New DNB Credit Facility. For additional information on the credit facilities see “Note 8 — Debt.”
Maersk Drilling Off-market Contracts. The Company recorded, with the assistance of external valuation specialists, intangible assets and liabilities from drilling contracts that had favorable and unfavorable terms compared to the current market which were recorded on the Closing Date. The Company recognized the fair value adjustments as off-market contract assets and liabilities recorded in “Intangible assets” and “Noncurrent contract liabilities,” respectively.
The following table represents the allocation of the total purchase price of Maersk Drilling to the identifiable assets acquired and the liabilities assumed based on the fair values as of the Closing Date. In connection with this acquisition, the Company incurred $33.1 million of acquisition related costs during the year ended December 31, 2022 (zero during the year ended December 31, 2023). The results of Maersk Drilling operations were included in the Company’s results of operations effective on the Closing Date. The Business Combination resulted in a gain on bargain purchase due to the estimated fair value of the identifiable net assets acquired exceeding the purchase consideration transferred by $5.0 million and is shown as a gain on bargain purchase on Noble’s Consolidated Statement of Operations. Management reviewed the Maersk Drilling assets acquired and liabilities assumed as well as the assumptions utilized in estimating their fair values. Upon completion of our assessment as of September 30, 2023, the Company concluded that recording a gain on bargain purchase was appropriate and required under US GAAP.

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
(1)During the nine months ended September 30, 2023, the Company recorded tax adjustments, which resulted in a net decrease to current taxes receivable and current taxes payable of $1.6 million and $9.0 million, respectively, a net increase to deferred tax assets of $25.2 million, a net increase to other current liabilities of $3.0 million, a net increase to reserves for uncertain tax positions of $13.1 million, and a net decrease to other tax liabilities of $14.6 million. Other adjustments were made to remeasure certain payroll tax related balances. As a result of the aforementioned adjustments, initial goodwill recognized on the purchase was revised to a gain on bargain purchase.

NOBLE CORPORATION plc AND SUBSIDIARIES
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

	Twelve Months Ended December 31, 2022	Period from February 6, 2021 through December 31, 2021
Revenue	$2,218,117	$1,924,013
Net income (loss)	$(19,246)	$455,928
Net income (loss) per share
Basic	$(0.14)	$3.58
Diluted	$(0.14)	$3.46
The pro forma results include, among others, (i) a reduction in Maersk Drilling’s historically reported depreciation expense related to adjustments of property and equipment values, (ii) adjustments to reflect certain acquisition related costs incurred directly in connection with the Business Combination as if it had occurred on February 6, 2021, (iii) an adjustment to reflect the gain on sale as if the Rig Transaction (discussed below) had occurred on February 6, 2021, and (iv) net adjustments to increase contract drilling services revenue related to off-market customer contract assets and liabilities recognized in connection with the Business Combination with Maersk Drilling on a pro forma basis.
Rig Transaction
On June 23, 2022, Noble and Shelf Drilling (North Sea), Ltd. and Shelf Drilling, Ltd. (together “Shelf Drilling”) entered into the sale by Noble and the purchase by Shelf Drilling of five jackup rigs known as the Noble Hans Deul, Noble Houston Colbert, Noble Lloyd Noble, Noble Sam Hartley, and Noble Sam Turner and all related support and infrastructure (collectively, and together with the related offshore and onshore personnel and related operations, the “Divestment Business”). On October 5, 2022, Noble and Shelf Drilling completed the sale (the “Rig Transaction”) as part of the Business Combination. The Rig Transaction addressed the potential concerns identified by the UK Competition and Markets Authority of the Business Combination and was approved by them in September 2022.
In connection with the Rig Transaction, the Divestment Business was transferred by Noble to Shelf Drilling for a purchase price of $375 million in cash which resulted in a gain of $85.1 million. As of the date of the Rig Transaction, Shelf Drilling gained control of the Noble Lloyd Noble. For a transition period following the completion of the Rig Transaction, Noble agreed to continue to operate the Noble Lloyd Noble under operating agreements with Shelf Drilling (the “NLN Charter Agreement”) and to provide certain other transition services to Shelf Drilling. Under the operating agreements, we agreed to remit the collections from our customers under the associated drilling contracts to Shelf Drilling, and Shelf Drilling agreed to reimburse us for our direct costs and expenses incurred while operating the Noble Lloyd Noble on behalf of Shelf Drilling (with certain exceptions). As of December 31, 2023, the NLN Charter Agreement is closed and the Noble Lloyd Noble is no longer operated by Noble.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Pacific Drilling Merger
On April 15, 2021, the Company purchased Pacific Drilling Company LLC (“Pacific Drilling”), an international offshore drilling contractor, in an all-stock transaction (the “Pacific Drilling Merger”). Pursuant to the terms and conditions set forth in an Agreement and Plan of Merger dated March 25, 2021, (the “Pacific Drilling Merger Agreement”), (i) each membership interest in Pacific Drilling was converted into the right to receive 6.366 Noble Cayman Shares and (ii) each of Pacific Drilling’s warrants outstanding immediately prior to the effective time of the Pacific Drilling Merger was converted into the right to receive 1.553 Noble Cayman Shares. As part of the transaction, Pacific Drilling’s equity holders received 16.6 million Noble Cayman Shares, or approximately 24.9% of the outstanding Noble Cayman Shares, and Noble Cayman Penny Warrants at closing. In connection with this acquisition, the Company acquired seven floaters and subsequently sold two floaters in June 2021 for net proceeds of $29.7 million. In connection with this acquisition, the Company incurred $15.9 million of acquisition related costs during the period from February 6 through December 31, 2021. The results of Pacific Drilling’s operations are included in the Company’s results of operations effective April 15, 2021.
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
Determining the fair values of the assets and liabilities of Pacific Drilling and the consideration paid required judgment and certain assumptions to be made, the most significant of these being related to the valuation of Pacific Drilling’s mobile offshore drilling units and other related tangible assets and the fair value of the Noble Cayman Shares issued by Noble Cayman. The valuation of the Pacific Drilling’s mobile offshore drilling units was determined by using a combination of (i) the discounted cash flows expected to be generated from the drilling assets over their remaining useful lives and (ii) the cost to replace the drilling assets, as adjusted by the current market for similar offshore drilling assets. Assumptions used in our assessment included, but were not limited to, future marketability of each unit in light of the current market conditions and its current technical specifications, timing of future contract awards and expected operating dayrates, operating costs, utilization rates, tax rates, discount rate, capital expenditures, market values, weighting of market values, reactivation costs, estimated economic useful lives and, in certain cases, our belief that a drilling unit is no longer marketable and is unlikely to return to service in the near to medium term. We included an allocation for corporate overhead when calculating the discounted cash flows expected to be generated from our drilling assets over their remaining useful lives. The cash flows were discounted at our WACC, which was derived from a blend of our after-tax cost of debt and our cost of equity, and computed using public share price information for similar offshore drilling market participants, certain US Treasury rates, and certain risk premiums specific to the Company. The inputs and assumptions related to these assets are categorized as Level 3 in the fair value hierarchy.
As Noble Cayman was not yet trading on the New York Stock Exchange at the time of the Pacific Drilling Merger, the valuation of the Noble Cayman Shares issued by Noble Cayman as consideration required an analysis of the discounted cash flows expected to be generated by the drilling assets of the combined entity. These discounted cash flows were derived utilizing many of the same types of assumptions as were used in the valuation of the Company’s drilling assets at emergence as well the Pacific Drilling assets. In addition, the discounted cash flows of the combined entity considered annual cost saving synergies from the operation of Noble Cayman and Pacific Drilling assets as a single fleet, and were accordingly discounted at a market participant WACC for the combined entity. Lastly, the valuation of the Noble Cayman Shares considered the fair value of debt, warrants, and the management incentive plan of the combined entity to arrive at the fair value of common equity. The inputs and assumptions related to the value of Noble Cayman Shares are also categorized as Level 3 in the fair value hierarchy.
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

NOBLE CORPORATION plc AND SUBSIDIARIES
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
Sale of Rigs in Saudi Arabia
On August 25, 2021, Finco and certain subsidiaries of the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) to sell the jackup rigs operated by the Company in Saudi Arabia to ADES International Holding Limited (“ADES”) for a purchase price of $292.4 million in cash. Pursuant to the terms of the Purchase and Sale Agreement, the jackups, the Noble Roger Lewis, Noble Scott Marks, Noble Joe Knight, and Noble Johnny Whitstine, together with certain related assets, were sold to ADES. The closing of the sale occurred in November 2021 and the Company recognized a gain of $185.9 million, net of transaction costs, in the fourth quarter of 2021 associated with the disposal of these assets.
Note 5 — Merger and Integration Costs
In connection with the Business Combination with Maersk Drilling and the Pacific Drilling Merger, the Company incurred expenses directly attributable to its merger and integration activities. During the years ended December 31, 2023 and 2022, the Company incurred $60.3 million and $84.7 million, respectively, of merger and integration costs primarily in connection with the Business Combination with Maersk Drilling. Merger and integration costs consisted primarily of transaction-related acquisition costs, costs related to integration activities, severance costs, retention costs, professional fees, and other costs such as share-based compensation charges that are directly attributable to these activities. All merger and integration costs were expensed as incurred and recorded under “Merger and integration costs.”

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Most merger and integration costs do not qualify for special accounting treatment as exit or disposal activities; however, during the year ended December 31, 2022, the Company incurred $0.8 million related to certain employee compensation that qualifies as exit or disposal activities.
In connection with these activities, Noble has incurred various costs associated with contractual termination benefits, including severance, accelerated vesting of share-based compensation and other expenses. These termination benefits have been accounted for under ASC 712, “Compensation - Nonretirement Postemployment Benefits” and ASC 718, “Compensation - Stock Compensation.”
Note 6 — Income (Loss) Per Share
The following table presents the computation of basic and diluted earnings per share:

	Successor			Predecessor
			Period From	Period From
			February 6, 2021	January 1, 2021
	Year Ended	Year Ended	through	through
	December 31, 2023	December 31, 2022	December 31, 2021	February 5, 2021
Numerator:
Net income (loss)	$481,902	$168,948	$101,982	$250,228
Denominator:
Weighted average shares outstanding — basic	138,380	85,055	63,186	251,115
Dilutive effect of share-based awards	3,158	3,334	3,180	5,456
Dilutive effect of warrants	3,659	8,489	1,262	—
Dilutive effect of compulsory purchase (1)	—	729	—	—
Weighted average shares outstanding — diluted	145,197	97,607	67,628	256,571
Per share data
Basic
Net income (loss)	$3.48	$1.99	$1.61	$1.00
Diluted
Net income (loss)	$3.32	$1.73	$1.51	$0.98
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
Only those items having a dilutive impact on our basic loss per share are included in diluted loss per share. The following table displays the share-based instruments that have been excluded from diluted income or loss per share since the effect would have been anti-dilutive:

	Successor			Predecessor
			Period From	Period From
			February 6, 2021	January 1, 2021
	Year Ended	Year Ended	through	through
	December 31, 2023	December 31, 2022	December 31, 2021	February 5, 2021
Share-based awards	—	—	—	556
Warrants (1)	2,774	2,774	11,097	—
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Note 7 — Property and Equipment
Property and equipment, at cost, for Noble consisted of the following:

	December 31,
	2023	2022
Drilling equipment and facilities	$4,338,229	$3,997,498
Construction in progress	210,759	123,911
Other	42,948	41,796
Property and equipment, at cost	$4,591,936	$4,163,205
Capital additions, including capitalized interest, during the years ended December 31, 2023 and 2022, the period from February 6 through December 31, 2021, and the period from January 1 through February 5, 2021, totaled $454.3 million, $193.6 million, $159.9 million, and $10.3 million, respectively. Capitalized interest was zero during the years ended December 31, 2023 and 2022, respectively, and $2.0 million and zero during the period from February 6 through December 31, 2021, and the period from January 1 through February 5, 2021, respectively.
As of December 31, 2023, the rig Noble Explorer qualified as held for sale and was included in “Other assets” on our Consolidated Balance Sheet at its carrying value of $3.4 million.
During 2022, we sold the Divestment Business as part of the Rig Transaction for total net proceeds of $366.8 million, resulting in a gain of $85.1 million, and the Noble Clyde Boudreaux for total net proceeds of $14.2 million, resulting in a gain of $6.8 million.
Note 8 — Debt
Emergence Revolving Credit Facility
On the Emergence Effective Date, Finco and Noble International Finance Company (“NIFCO”) entered into a senior secured revolving credit agreement (the “Emergence Revolving Credit Agreement”) providing for a $675.0 million senior secured revolving credit facility (the “Emergence Revolving Credit Facility”) and cancelled all debt that existed immediately prior to the Emergence Effective Date. The Emergence Revolving Credit Facility had a maturity date of July 31, 2025. As of the Emergence Effective Date, $177.5 million of loans were outstanding, and $8.8 million of letters of credit were issued, under the Emergence Revolving Credit Facility.
Amended and Restated Senior Secured Revolving Credit Agreement
In April 2023, certain subsidiaries of Noble amended and restated the Emergence Revolving Credit Agreement by entering into the 2023 Revolving Credit Agreement and the facility thereunder, the 2023 Revolving Credit Facility. The 2023 Revolving Credit Facility provides for commitments of $550.0 million with maturity in 2028. The guarantors under the 2023 Revolving Credit Facility are the same subsidiaries of Noble Finance II that are or will be guarantors of the 2030 Notes (as defined below). As of December 31, 2023, we had no borrowings outstanding and $7.4 million of letters of credit issued under the 2023 Revolving Credit Agreement.
All obligations of the Borrowers under the 2023 Revolving Credit Agreement, certain cash management obligations, certain letter of credit obligations and certain swap obligations are unconditionally guaranteed, on a joint and several basis, by Noble Finance II and certain of its direct and indirect subsidiaries (the guarantors, and together with the Borrowers, the “Credit Parties”), including a guarantee by each Borrower of the obligations of each other Borrower under the 2023 Revolving Credit Agreement. All such obligations, including the guarantees of the 2023 Revolving Credit Facility, are secured by senior priority liens on substantially all assets of, and the equity interests in, each Credit Party, including substantially all rigs owned by subsidiaries of Noble as of the date of the 2023 Revolving Credit Agreement, along with certain other rigs in the future such that collateral rigs shall generate at least 80% of the revenue of all rigs owned by Noble Finance II and its restricted subsidiaries and the ratio of the aggregate rig value of the collateral rigs to the commitments under the 2023 Revolving Credit Facility is at least 5.00 to 1.00, in each case, subject to certain exceptions and limitations described in the 2023 Revolving Credit Agreement.
The loans outstanding under the 2023 Revolving Credit Facility bear interest at a rate per annum equal to the applicable margin plus, at Noble Finance II’s option, either: (i) the Term SOFR Rate (as defined in the 2023 Revolving Credit Agreement)

NOBLE CORPORATION plc AND SUBSIDIARIES
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
Borrowings under the 2023 Revolving Credit Agreement may be used for working capital and other general corporate purposes. Availability of borrowings under the 2023 Revolving Credit Facility is subject to the satisfaction of certain conditions, including that, after giving effect to any such borrowings and the application of the proceeds thereof, the aggregate amount of Available Cash (as defined in the 2023 Revolving Credit Agreement) would not exceed $250.0 million.
Mandatory prepayments and, under certain circumstances, commitment reductions are required under the 2023 Revolving Credit Facility in connection with (i) certain asset sales, asset swaps and events of loss (subject to reinvestment rights if no event of default exists) and (ii) certain debt issuances. Available Cash in excess of $250.0 million at the end of any month is also required to be applied to prepay loans (without a commitment reduction). The loans under the 2023 Revolving Credit Facility may be voluntarily prepaid, and the commitments thereunder voluntarily terminated or reduced, by the Borrowers at any time without premium or penalty, other than customary breakage costs.
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
8.000% Senior Notes due 2030
On April 18, 2023, Noble Finance II, a wholly owned subsidiary of Noble, issued the 2030 Notes. The 2030 Notes were issued pursuant to an indenture, dated April 18, 2023, among Noble Finance II, the subsidiaries of Noble Finance II party thereto (the “Guarantors”), as guarantors, and U.S. Bank Trust Company, National Association, as trustee.
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

NOBLE CORPORATION plc AND SUBSIDIARIES
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
The indenture governing the 2030 Notes contains a covenant that requires Noble Finance II to furnish to holders of the 2030 Notes certain financial information relating to Noble Finance II and its restricted subsidiaries. The obligation to furnish such information may be satisfied by providing financial information of Noble along with a description of the differences between such information and the financial information of Noble Finance II and its restricted subsidiaries on a standalone basis. As a result of Noble conducting substantially all of its business through Noble Finance II, the financial position and results of operations for Noble Finance II are the same as the information presented for Noble in all material respects, with the exception of operating income (loss) and gain (loss) on extinguishment of debt. For the year ended December 31, 2023, Noble Finance II’s operating income (loss) was $56.5 million higher, respectively, than that of Noble. The operating income (loss) difference is primarily a result of expenses related to corporate legal costs and administration charges attributable to Noble for operations support and stewardship-related services.
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
DNB Credit Facility and New DNB Credit Facility
Upon the Closing Date, Noble guaranteed the DNB Credit Facility and on December 22, 2022, it was terminated and replaced with the New DNB Credit Facility. On April 18, 2023, we repaid the $347.5 million of outstanding borrowings under the New DNB Credit Facility using a portion of the proceeds from the offering of the 2030 Notes, and recognized a loss of approximately $0.7 million.
DSF Credit Facility
The Company guaranteed the DSF Credit Facility in connection with the Business Combination, and it was repaid in full on February 23, 2023, using cash on hand. The facility is no longer in place as of December 31, 2023.
Debt Open Market Repurchases
In the third and fourth quarter of 2022, we purchased $42.3 million aggregate principal amount of our Second Lien Notes for approximately $48.1 million, plus accrued interest, as open market repurchases and recognized a loss of approximately $4.6 million.
Guarantees
On the Closing Date of the Business Combination with Maersk Drilling, the following guarantees by Noble became effective: (i) a guarantee related the DNB Credit Facility, pursuant to which Noble guarantees all of the obligations of Maersk Drilling and its subsidiaries party thereto in relation to the DNB Credit Facility and related financing documents, and (ii) a guarantee related to the DSF Credit Facility, pursuant to which Noble guaranteed all of the obligations of Maersk Drilling and its subsidiaries party thereto in relation to the DSF Credit Facility and related financing documents. On December 22, 2022, the

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
DNB Credit Facility and related Noble guarantee were terminated and the New DNB Credit Facility was issued including the Company as parent guarantor. On February 23, 2023, the DSF Credit Facility was repaid in full and related Noble guarantee was terminated.
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
The following table presents the carrying value, net of unamortized debt issuance costs and discounts or premiums, and the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, respectively:

	December 31,
	2023		2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior secured notes
8.000% Senior Notes due April 2030	$586,203	$626,472	$—	$—
11.000% Senior Notes due February 2028	—	—	173,695	192,353
Credit facility
Amended and Restated Senior Secured Revolving Credit Facility matures April 2028	—	—	—	—
Term Loans
New DNB Credit Facility matures December 2025	—	—	349,360	350,000
DSF Credit Facility matures December 2023	—	—	149,715	149,715
Total debt	586,203	626,472	672,770	692,068
Less: Current maturities of long-term debt	—	—	159,715	—
Long-term debt	$586,203	$626,472	$513,055	$692,068
Note 9 — Equity
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
prior to the Emergence Effective Date received their pro rata share of the Noble Cayman Tranche 3 Warrants (as defined herein) to acquire Noble Cayman Shares.
Noble Share Capital. As of December 31, 2023 and 2022, there were approximately 140.8 million and 134.7 million Ordinary Shares outstanding, respectively. With respect to the Business Combination, at the Merger Effective Time, Noble issued 70.4 million Ordinary Shares to the former holders of Noble Cayman Shares. Further, at the Merger Effective Time, Noble issued 14.5 million Warrants exercisable for Ordinary Shares to former holders of Noble Cayman Warrants (defined wherein). In connection with the completion of the Exchange Offer, Noble issued 60.1 million Ordinary Shares to the former holders of Maersk Drilling shares.
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
In addition, as of December 31, 2023, 1.1 million Tranche 1 Warrants, 1.1 million Tranche 2 Warrants and 2.8 million Tranche 3 Warrants were outstanding and exercisable. We also have 1.3 million Ordinary Shares authorized and reserved for issuance pursuant to equity awards under the Noble Corporation plc 2022 Long-Term Incentive Plan.
Our most recent quarterly dividend, totaling approximately $56.4 million (or $0.40 per share), was declared on October 31, 2023, and paid on December 14, 2023, to shareholders of record at close of business on November 15, 2023. During the year ended December 31, 2023, we declared dividends of approximately $101.8 million (or $0.70 per share cumulatively), and made cash dividend payments of approximately $98.8 million. Approximately $3.0 million was accrued related to dividend equivalent rights as of December 31, 2023.
The declaration and payment of dividends require the authorization of the Board of Directors. Such may be paid only out of Noble’s “distributable reserves” as determined by reference to relevant statutory accounts in accordance with English law. Therefore, Noble is not permitted to pay dividends out of share capital, which includes share premium. The payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual and indenture restrictions, and other factors deemed relevant by our Board.
Share Repurchases
Under law, the Company is only permitted to purchase its own Ordinary Shares by way of an “off-market purchase” pursuant to a contract approved by shareholders. Such purchases may be paid for only out of Noble’s “distributable reserves” as determined by reference to relevant statutory accounts in accordance with law. As of the date of this report, we have shareholder authority to repurchase up to 15% per annum of the issued share capital of the Company as of the beginning of each fiscal year for a five-year period (subject to an overall aggregate maximum of 20.6 million Ordinary Shares). During the year ended December 31, 2023, we repurchased 2.3 million of our Ordinary Shares, which were subsequently cancelled.
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
The Tranche 1 Warrants of Noble (the “Tranche 1 Warrants”) are exercisable for one Ordinary Share per warrant at an exercise price of $19.27 per warrant, the Tranche 2 Warrants of Noble (the “Tranche 2 Warrants”) are exercisable for one Ordinary Share per warrant at an exercise price of $23.13 per warrant, and the Tranche 3 Warrants of Noble (the “Tranche 3 Warrants”) are exercisable for one Ordinary Share per warrant at an exercise price of $124.40 per warrant (in each case as may be adjusted from time to time pursuant to the applicable Warrant Agreement). The Tranche 1 Warrants and the Tranche 2 Warrants are exercisable until 5:00 p.m., Eastern time, on February 4, 2028, and the Tranche 3 Warrants are exercisable until 5:00 p.m., Eastern time, on February 4, 2026. The Tranche 1 Warrants and the Tranche 2 Warrants have Black-Scholes protections, including in the event of a Fundamental Transaction (as defined in the applicable warrant agreement). The Tranche 1 Warrants and the Tranche 2 Warrants also provide that while the Mandatory Exercise Condition

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
(as defined in the applicable Warrant Agreement) set forth in the applicable Warrant Agreement has occurred and is continuing, Noble or the Required Mandatory Exercise Warrantholders (as defined in the applicable Warrant Agreement) have the right and option (but not the obligation) to cause all or a portion of the Warrants to be exercised on a cashless basis. In the case of Noble, under the Mandatory Exercise Condition, all of the Tranche 1 Warrants or the Tranche 2 Warrants (as applicable) would be exercised. In the case of electing Required Mandatory Exercise Warrantholders, under the Mandatory Exercise Condition, all of their respective Tranche 1 Warrants or Tranche 2 Warrants (as applicable) would be exercised. Mandatory exercises entitle the holder of each Warrant subject thereto to (i) the number of Ordinary Shares issuable upon exercise of such Warrant on a cashless basis and (ii) an amount payable in cash, Ordinary Shares or a combination thereof (in Noble’s sole discretion) equal to the Black-Scholes Value (as defined in the applicable Warrant Agreement) with respect to the number of Ordinary Shares withheld upon exercise of such Warrant on a cashless basis. At December 31, 2023, the Mandatory Exercise Condition set forth in the Warrant Agreements for the Tranche 1 Warrants and the Tranche 2 Warrants was satisfied.
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
Noble Successor Share-Based Compensation Plans
Stock Plans. On February 18, 2021, subsequent to the Emergence Effective Date, Noble Cayman adopted the 2021 LTIP, which permitted grants of options, stock appreciation rights, stock or stock unit awards, or cash awards, any of which may have been structured as a performance award, from time to time to employees and non-employee directors who were to be granted awards under the 2021 LTIP, and authorized and reserved 7.7 million Noble Cayman Shares for equity incentive awards to be granted under such plan.
In connection with the Merger, on the Merger Effective Date, the Company adopted the 2022 LTIP, which permits grants of options, stock appreciation rights, stock or stock unit awards, or cash awards, any of which may be structured as a performance award, from time to time to employees and non-employee directors who are to be granted awards under the 2022 LTIP, and authorized and reserved approximately 5.9 million Ordinary Shares for equity incentive awards to be granted under such plan. The Company assumed, under the 2022 LTIP, all outstanding awards granted under the 2021 LTIP, as well as any rights and obligations of Noble Cayman thereunder. On the Merger Effective Date, each Noble Cayman RSU Award outstanding immediately prior to the Merger Effective Time ceased to represent a right to acquire Noble Cayman Shares (or value equivalent to Noble Cayman Shares) and was converted into the right to acquire, on the same terms and conditions as were applicable under the Noble Cayman RSU Award (including any vesting conditions), that number of Ordinary Shares equal to the number of Noble Cayman Shares subject to such Noble Cayman RSU Award immediately prior to the Merger Effective Time.
The Company also approved the adoption, effective as of October 3, 2022, of (i) the Noble Corporation plc RSU Long-Term Incentive Programme for Executive Management 2022, and (ii) the Noble Corporation plc RSU Long-Term Incentive Programme 2022, under which the Company assumed all outstanding awards of Maersk Drilling granted under the Maersk Drilling RSU Long-Term Incentive Programme for Executive Management 2019 and the Maersk Drilling RSU Long-Term Incentive Programme 2019, respectively. Each Maersk Drilling RSU Award that was outstanding immediately prior to the Acceptance Time was exchanged, at the Acceptance Time, with the right to receive, on the same terms and conditions as were applicable under the Maersk Drilling RSU Long-Term Incentive Programme for Executive Management 2019 and the Maersk Drilling RSU Long-Term Incentive Programme 2019 (including any vesting conditions), that number of Ordinary Shares equal to the product of (i) the number of Maersk Drilling Shares subject to such Maersk Drilling RSU Award immediately prior to the Acceptance Time and (ii) the Exchange Ratio, with any fractional Maersk Drilling Shares rounded to

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
the nearest whole share. Upon such exchange, Maersk Drilling RSU Awards ceased to represent a right to receive Maersk Drilling Shares (or value equivalent to Maersk Drilling Shares).
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
Restricted Stock Units (“RSUs”). We awarded both Time Vested RSUs (“TVRSUs”) and Performance Vested RSUs (“PVRSUs”) under the 2021 LTIP, each of which were assumed by the 2022 LTIP. On the Merger Effective Date, each Noble Cayman RSU Award outstanding immediately prior to the Merger Effective Time ceased to represent a right to acquire Noble Cayman Shares (or value equivalent to Noble Cayman Shares) and was converted into the right to acquire, on the same terms and conditions as were applicable under the Noble Cayman RSU Award (including any vesting conditions), that number of Ordinary Shares equal to the number of Noble Cayman Shares subject to such Noble Cayman RSU Award immediately prior to the Merger Effective Time. The TVRSUs generally vest over a three-year period. The number of PVRSUs which vest will depend on the degree of achievement of specified corporate performance criteria generally over a three-year performance period. These criteria consist of market and performance based criteria. Dividend equivalent rights are accrued and accumulated as dividends are declared, and payable upon vesting of the TVRSUs and PVRSUs.
The TVRSUs are valued on the date of award at our underlying share price. The total compensation for units that ultimately vest is recognized over the service period. The shares and related nominal value are recorded when the RSU vests and additional paid-in capital is adjusted as the share-based compensation cost is recognized for financial reporting purposes.
In 2023, 2022, and 2021, 40% of the TVRSUs granted to non-employee directors will be settled in cash and accounted for as liability awards, which were valued on the date of grant based on the estimated fair value of the Company’s share price. Under the fair value method for liability-classified awards, compensation expense is remeasured each reporting period at fair value based upon the closing price of the Company’s Ordinary Shares.
The market-based PVRSUs are valued on the date of grant based on the estimated fair value. Estimated fair value is determined based on numerous assumptions, including an estimate of the likelihood that our stock price performance will achieve the targeted thresholds and the expected forfeiture rate. The fair value is calculated using a Monte Carlo Simulation Model. The assumptions used to value the PVRSUs include historical volatility and risk-free interest rates over a time period commensurate with the remaining term prior to vesting, as follows, for the respective grant dates:

	Year Ended		Period from February 6, 2021 through December 31, 2021
	December 31, 2023	December 31, 2022
	February 3, 2023	February 3, 2022	February 19, 2021	October 1, 2021	December 1, 2021
Valuation assumptions
Expected volatility	83.0%	74.8%	50.0%	92.2%	95.1%
Expected dividend yield	—%	—%	—%	—%	—%
Risk-free interest rate	3.96%	1.42%	0.19%	0.33%	0.58%
Additionally, similar assumptions were made for each of the companies included in the defined index and the peer group of companies in order to simulate the future outcome using the Monte Carlo Simulation Model.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
A summary of the RSUs awarded during the periods indicated is as follows:

	Year Ended		Period from February 6, 2021 through December 31, 2021
	December 31, 2023	December 31, 2022
Equity-classified TVRSU
Units awarded	384,480	988,750	1,735,843
Weighted-average share price at award date	$39.54	$27.85	$16.68
Weighted-average vesting period (years)	2.90	2.94	2.94
Liability-classified TVRSU
Units awarded	12,574	20,120	52,364
Weighted-average share price at award date	$39.45	$31.25	16.76
Weighted-average vesting period (years)	1.00	1.00	2.81
PVRSU
Units awarded	223,635	295,372	1,457,842
Weighted-average share price at award date	$39.31	$25.57	$16.74
Three-year performance period end date December 31	2025	2024	2023
Weighted-average award date fair value	$59.01	$35.77	$20.82
During the years ended December 31, 2023 and 2022, and the period from February 6, 2021, through December 31, 2021, we awarded 18,861, 30,180, and 78,546 shares equity-classified TVRSUs and 12,574, 20,120, and 52,364 shares liability-classified TVRSUs, respectively, to our non-employee directors.
A summary of the status of non-vested RSUs at December 31, 2023 and 2022, and changes for the years then ended is presented below:

	Equity-Classified TVRSUs Outstanding	Weighted Average Award-Date Fair Value	PVRSUs Outstanding (1) (2)	Weighted Average Award-Date Fair Value
Non-vested RSUs at December 31, 2021	1,669,762	$16.69	1,457,842	$20.82
Awarded (3)	988,750	27.85	295,372	35.77
Vested (4)	(1,050,086)	21.35	—	—
Forfeited	(68,876)	20.39	—	—
Non-vested RSUs at December 31, 2022	1,539,550	$20.51	1,753,214	$23.34
Awarded	384,480	39.54	223,635	59.01
Vested	(719,871)	20.26	(1,461,236)	20.91
Forfeited	(19,281)	30.93	—	—
Non-vested RSUs at December 31, 2023	1,184,878	$26.64	515,613	$45.70
(1)For awards granted during 2023, the number of PVRSUs shown equals the shares that would vest if the “target” level of performance is achieved. The minimum number of convertible shares is zero and the “maximum” level of performance is 200% of the amounts shown.
(2)For awards granted during 2022, the minimum number of convertible shares is 36,929 and the “maximum” level of performance is 179% of the amounts shown.
(3)Includes approximately 477,785 shares of outstanding TVRSUs that were assumed upon the acquisition of Maersk Drilling. The weighted average grant date fair value on the date of assumption was approximately $29.84 per share.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
(4)Includes approximately 336,993 shares of outstanding TVRSUs that vested upon the acquisition of Maersk Drilling. The weighted average vested share price on the date of vesting was approximately $29.84 per share.
We granted 12,574 and 20,120 liability-classified TVRSUs at a weighted average grant date fair value of 39.45 and 31.25, during the years ended December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, 2,672 and 60,302 units vested, respectively, and no units were forfeited during either period. At December 31, 2023 and 2022, we had 12,574 and 2,672 liability-classified TVRSUs outstanding with an associated total liability of $0.6 million and $24.6 thousand, respectively.
At December 31, 2023 and 2022, there was $14.5 million and $17.0 million of total unrecognized compensation cost related to the equity-classified TVRSUs, to be recognized over a remaining weighted average period of 0.99 and 1.35 years, respectively. At December 31, 2023 and 2022, there was $56.4 thousand and $76.3 thousand of total unrecognized compensation cost related to the liability-classified TVRSUs, to be recognized over a remaining weighted average period of 0.09 and 0.10 years, respectively.
At December 31, 2023 and 2022, there was $12.6 million and $18.1 million of total unrecognized compensation cost related to the PVRSUs, to be recognized over a remaining weighted average period of 1.43 and 2.96 years, respectively. The total potential compensation for PVRSUs is recognized over the service period regardless of whether the performance thresholds are ultimately achieved.
Share-based amortization recognized during the years ended December 31, 2023 and 2022, related to all restricted stock, excluding amounts included in merger and integration costs, totaled $37.4 million ($35.2 million net of income tax) and $29.9 million ($26.4 million net of income tax), respectively.
Predecessor Share-Based Compensation Plans
All outstanding shares and equity awards of Legacy Noble were cancelled as a result of the Chapter 11 Cases.
Stock Plans. During 2015, Legacy Noble shareholders approved a new equity plan, the Noble Corporation plc 2015 Omnibus Incentive Plan (the “Legacy Noble Incentive Plan”), which permitted grants of options, stock appreciation rights, stock or stock unit awards, or cash awards, any of which could be structured as a performance award, from time to time to employees who were to be granted awards under the Legacy Noble Incentive Plan. Neither consultants nor non-employee directors were eligible for awards under the Legacy Noble Incentive Plan. The Legacy Noble Incentive Plan replaced the Noble Corporation 1991 Stock Options and Restricted Stock Plan, as amended (the “1991 Plan”). The 1991 Plan was terminated, and equity awards were thereafter only made under the Legacy Noble Incentive Plan. Stock option awards previously granted under the 1991 Plan remained outstanding in accordance with their terms until being cancelled as a result of the Chapter 11 Cases.
During the period from January 1, 2021, through February 5, 2021, the Legacy Noble Incentive Plan was restated and Legacy Noble shareholders approved amendments, primarily to increase the number of Legacy Noble ordinary shares available for issuance as long-term incentive compensation under the Legacy Noble Incentive Plan by 8.7 million. The maximum aggregate number of Legacy Noble ordinary shares that could be granted for any and all awards under the Legacy Noble Incentive Plan could not exceed 40.0 million shares.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Stock Options. Options had a term of 10 years, an exercise price equal to the fair market value of a share on the date of grant and generally would vest over a three-year period. A summary of the status of stock options granted under the 1991 Plan and the changes during the period ended on February 5, 2021, are presented below:

February 5, 2021
	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of period	556,155	$30.39
Exercised	—	—
Expired or cancelled	(556,155)	30.39
Spin-off adjustment	—	—
Outstanding at end of period	—
Exercisable at end of period	—	$—
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
There were no non-vested stock option balances as of the Emergence Effective Date or any changes during the period from January 1, 2021, through February 5, 2021. No new stock options were granted during the period from January 1 through February 5, 2021. There was no compensation cost recognized during the period from January 1 through February 5, 2021, related to stock options.
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
There were no RSUs granted during the period from January 1, 2021, through February 5, 2021, and we awarded zero shares to our non-employee directors.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
A summary of the status of non-vested RSUs at February 5, 2021, and changes during the period from January 1 through February 5, 2021, is presented below:

	TVRSUs Outstanding	Weighted Average Award-Date Fair Value	PVRSUs Outstanding (1)	Weighted Average Award-Date Fair Value
Non-vested RSUs at January 1, 2021 (Predecessor)	2,362,500	$3.43	3,163,113	$3.22
Awarded	—	—	—	—
Vested	(61,050)	5.46	—	—
Forfeited or cancelled	(2,301,450)	3.37	(3,163,113)	3.22
Non-vested RSUs at February 5, 2021 (Predecessor)	—	$—	—	$—
(1)For awards granted during 2020, the number of PVRSUs shown equals the shares that would vest if the “target” level of performance was achieved. The minimum number of convertible shares was zero and the “maximum” level of performance was 200% of the amounts shown.
The total award-date fair value of TVRSUs vested during the period from January 1 through February 5, 2021, was $0.3 million.
Share-based amortization recognized during the period from January 1 through February 5, 2021, related to all restricted stock totaled $0.7 million ($0.7 million net of income tax). During the period from January 1 through February 5, 2021, capitalized share-based amortization was zero.
Note 10 — Revenue and Customers
Disaggregation of Revenue
The following table provides information about contract drilling revenue by rig types:

	Successor			Predecessor
			Period From	Period From
			February 6, 2021	January 1, 2021
	Year Ended	Year Ended	through	through
	December 31, 2023	December 31, 2022	December 31, 2021	February 5, 2021
Floaters	$2,010,113	$997,819	$482,283	$50,057
Jackups	451,602	335,022	225,848	23,994
Total	$2,461,715	$1,332,841	$708,131	$74,051
Contract Balances
Accounts receivable are recognized when the right to consideration becomes unconditional based upon contractual billing schedules. Payment terms on invoiced amounts are typically 30 to 60 days. Customer contract assets and liabilities generally consist of deferred revenue and contract costs resulting from past transactions related to the provision of services under contracts with customers. Current contract asset and liability balances are included in “Prepaid expenses and other current assets” and “Other current liabilities”, respectively, and noncurrent contract assets and liabilities are included in “Other assets” and “Other liabilities”, respectively, on our Consolidated Balance Sheets. Off-market customer contract assets and liabilities have been recognized in connection with our emergence from Chapter 11 and the Business Combination with Maersk Drilling and are included in “Intangible assets” and “Noncurrent contract liabilities”, respectively.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
The following table provides information about contract assets and contract liabilities from contracts with customers:

	December 31, 2023	December 31, 2022
Current customer contract assets	$4,208	$11,169
Noncurrent customer contract assets	208	368
Total customer contract assets	4,416	11,537

Current deferred revenue	(19,679)	(40,214)
Noncurrent deferred revenue	(23,393)	(19,583)
Total deferred revenue	$(43,072)	$(59,797)

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Significant changes in the remaining performance obligation contract assets and the contract liabilities balances for the year ended December 31, 2023, and 2022, are as follows:

	Contract Assets	Contract Liabilities
Net balance at December 31, 2020 (Predecessor)	$13,861	$(59,886)

Amortization of deferred costs	(1,607)	—
Additions to deferred costs	432	—
Amortization of deferred revenue	—	4,142
Additions to deferred revenue	—	(25,479)
Fresh start accounting revaluation	(12,686)	72,936
Total	(13,861)	51,599

Net balance at February 5, 2021 (Predecessor)	$—	$(8,287)

Net balance at February 6, 2021 (Successor)	$—	$(8,287)

Amortization of deferred costs	(3,908)	—
Additions to deferred costs	9,652	—
Amortization of deferred revenue	—	13,729
Additions to deferred revenue	—	(33,197)
Total	5,744	(19,468)

Net balance at December 31, 2021 (Successor)	$5,744	$(27,755)

Amortization of deferred costs	(19,875)	—
Additions to deferred costs	34,187	—
Amortization of deferred revenue	—	55,521
Additions to deferred revenue	—	(108,971)
Reclassification to held for sale and subsequent derecognition	(8,519)	21,408
Total	5,793	(32,042)

Net balance at December 31, 2022 (Successor)	$11,537	$(59,797)

Amortization of deferred costs	(26,696)	—
Additions to deferred costs	19,575	—
Amortization of deferred revenue	—	77,155
Additions to deferred revenue	—	(60,430)
Total	(7,121)	16,725

Net balance at December 31, 2023 (Successor)	$4,416	$(43,072)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Future Amortization of Deferred Revenue
The following table reflects revenue expected to be recognized in the future related to deferred revenue, by rig type, at the end of the reporting period:

	Year Ending December 31,
	2024	2025	2026	2027	Total
Floaters	$16,201	$12,557	$4,245	$1,814	$34,817
Jackups	3,695	3,235	1,023	302	$8,255
Total	$19,896	$15,792	$5,268	$2,116	$43,072
The revenue included above consists of expected mobilization, demobilization, and upgrade revenue for unsatisfied performance obligations. The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at December 31, 2023. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have taken the optional exemption, permitted by accounting standards, to exclude disclosure of the estimated transaction price related to the variable portion of unsatisfied performance obligations at the end of the reporting period, as our transaction price is based on a single performance obligation consisting of a series of distinct hourly, or more frequent, periods, the variability of which will be resolved at the time of the future services.
Off-market Customer Contract Assets and Liabilities
Upon emergence from the Chapter 11 Cases and in connection with the Business Combination with Maersk Drilling, the Company recognized fair value adjustments of $113.4 million and $23.0 million, respectively, related to intangible assets for certain favorable customer contracts. These intangible assets are being amortized as a reduction of contract drilling services revenue from the February 5, 2021, and Closing Date, respectively, through the remainder of the contracts.
In connection with the Business Combination with Maersk Drilling, the Company also recognized a fair value adjustment of $237.7 million related to certain unfavorable customer contracts acquired. These liabilities are being amortized as an increase to contract drilling services revenue from the Closing Date through the remainder of the contracts.

	Unfavorable contacts	Favorable contracts
Balance at February 6, 2021	$—	$—
Additions	—	113,389
Amortization	—	(51,540)
Balance at December 31, 2021	$—	$61,849

Additions	(237,703)	22,991
Amortization	55,820	(50,468)
Balance at December 31, 2022	$(181,883)	$34,372

Additions	—	—
Amortization	131,020	(24,244)
Balance at December 31, 2023	$(50,863)	$10,128
Estimated future amortization over the expected remaining contract periods:

	Year ending December 31,
	2024	2025	Total
Unfavorable contracts	$42,655	$8,208	$50,863
Favorable contracts	(7,678)	(2,450)	(10,128)
Total	$34,977	$5,758	$40,735

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Note 11 — Leases
Leases
We determine if an arrangement is a lease at inception. Our operating lease agreements are primarily for real estate, equipment, storage, dock space, and automobiles and are included within “Other current liabilities”, “Other assets”, and “Other liabilities”, on our Consolidated Balance Sheets.
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
Supplemental balance sheet information related to leases was as follows:

	December 31, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	24,528	34,551
Current operating lease liabilities	10,581	23,832
Long-term operating lease liabilities	15,082	23,852
Weighted average remaining lease term for operating leases (years)	4.34	4.39
Weighted average discounted rate for operating leases	7.6%	7.8%
The components of lease cost were as follows:

	Successor			Predecessor
			Period From	Period From
			February 6, 2021	January 1, 2021
	Year Ended	Year Ended	through	through
	December 31, 2023	December 31, 2022	December 31, 2021	February 5, 2021
Operating lease cost	$12,615	$6,095	$4,803	$365
Short-term lease cost	6,185	5,741	634	(124)
Variable lease cost	928	948	412	(605)
Total lease cost	$19,728	$12,784	$5,849	$(364)
Supplemental cash flow information related to leases was as follows:

	Successor			Predecessor
			Period From	Period From
			February 6, 2021	January 1, 2021
	Year Ended	Year Ended	through	through
	December 31, 2023	December 31, 2022	December 31, 2021	February 5, 2021
Operating cash flows used for operating leases	$13,369	$6,676	$5,568	$979
Right-of-use assets obtained in exchange for a lease liability (1)	9,614	19,841	9,647	—
(1)Includes right-of-use assets acquired in business combinations.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Maturities of lease liabilities as of December 31, 2023, were as follows:

Operating Leases
2024	$11,854
2025	6,745
2026	4,751
2027	1,767
2028	1,604
Thereafter	4,459
Total lease payments	31,180
Less: Interest	(5,517)
Present value of lease liability	$25,663
Note 12 — Income Taxes
Noble is a tax resident in the UK and, as such, is subject to UK corporation tax on its taxable profits and gains. Noble Cayman is incorporated in the Cayman Islands and, therefore, not subject to tax in any jurisdiction. With respect to Noble, a UK tax exemption is available in respect of qualifying dividends income and capital gains related to the sale of qualifying participations. We operate in various countries throughout the world, including the United States. The income or loss of the non-UK subsidiaries of Noble is not subject to UK corporation tax.
Consequently, we have taken account of the above exemption and provided for income taxes based on the laws and rates in effect in the countries in which operations are conducted, or in which we, or our subsidiaries, have a taxable presence for income tax purposes.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
The components of the net deferred taxes are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets
United States
Net operating loss carry forwards	$2,338	$4,256
Excess of net tax basis over remaining book basis	18,527	18,382
Deferred pension plan amounts	356	1,945
Accrued expenses not currently deductible	6,613	5,017
Other	—	135
Non-United States
Net operating loss carry forwards	1,407,964	1,076,364
Transition attribute	956,187	871,773
Tax credits carryover	15,274	23,820
Excess of net tax basis over remaining book basis	305,840	61,530
Disallowed interest deduction carryforwards	30,982	30,225
Unfavorable contract value	3,081	27,901
Other	1,669	17
Deferred tax assets	2,748,831	2,121,365
Less: valuation allowance	(2,512,571)	(1,985,843)
Net deferred tax assets	$236,260	$135,522
Deferred tax liabilities
United States
Favorable contract value	$—	$(4,954)
Deferred revenue	(11,423)	(6,777)
Other	(1,809)	(718)
Non-United States
Excess of net book basis over remaining tax basis	(10,137)	(27,166)
Favorable contract value	(1,573)	(1,288)
Other	(4,495)	(5,191)
Deferred tax liabilities	(29,437)	(46,094)
Net deferred tax assets (liabilities)	$206,823	$89,428
Income (loss) before income taxes consists of the following:

	Successor			Predecessor
			Period From	Period From
			February 6, 2021	January 1, 2021
	Year Ended	Year Ended	through	through
	December 31, 2023	December 31, 2022	December 31, 2021	February 5, 2021
United States	$17,619	$(43,381)	$(47,686)	$1,878,637
Non-United States	494,624	234,882	150,033	(1,624,986)
Total	$512,243	$191,501	$102,347	$253,651

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Income tax provision (benefit) consists of the following:

	Successor			Predecessor
			Period From	Period From
			February 6, 2021	January 1, 2021
	Year Ended	Year Ended	through	through
	December 31, 2023	December 31, 2022	December 31, 2021	February 5, 2021
Current- United States	$2,940	$1,058	$(33,323)	$—
Current- Non-United States	125,494	47,123	67,952	922
Deferred- United States	3,703	(2,886)	(7,460)	(4,689)
Deferred- Non-United States	(101,796)	(22,742)	(26,804)	7,190
Total	$30,341	$22,553	$365	$3,423
The following is a reconciliation of our reserve for uncertain tax positions, excluding interest and penalties:

	Successor			Predecessor
			Period From	Period From
			February 6, 2021	January 1, 2021
	Year Ended	Year Ended	through	through
	December 31, 2023	December 31, 2022	December 31, 2021	February 5, 2021
Gross balance at beginning of period	$132,979	$63,443	$37,156	$37,721
Additions based on tax positions related to current year	25,363	1,296	26,463	1,347
Additions for tax positions of prior years	10,087	69,163	21,465	—
Reductions for tax positions of prior years	(29,113)	(687)	(12,331)	(5)
Expiration of statutes	—	(236)	(9,310)	(1,907)
Tax settlements	(4,382)	—	—	—
Gross balance at end of period	134,934	132,979	63,443	37,156
Related tax benefits	(78)	(384)	(384)	(384)
Net reserve at end of period	$134,856	$132,595	$63,059	$36,772
The liabilities related to our reserve for uncertain tax positions are comprised of the following:

	December 31, 2023	December 31, 2022
Reserve for uncertain tax positions, excluding interest and penalties	$134,856	$132,595
Interest and penalties included in “Other liabilities”	67,455	43,314
Reserve for uncertain tax positions, including interest and penalties	$202,311	$175,909
At December 31, 2023 and 2022, the reserves for uncertain tax positions totaled $202.3 million (net of related tax benefits of $0.1 million) and $175.9 million (net of related tax benefits of $0.4 million), respectively. If a portion or all of the December 31, 2023 and 2022, reserves listed above are not realized, the provision for income taxes could be reduced by up to $188.0 million and $154.5 million, respectively.
It is reasonably possible that our existing liabilities related to our reserve for uncertain tax positions may fluctuate in the next 12 months primarily due to the completion of open audits or the expiration of statutes of limitation.
We include, as a component of our “Income tax benefit (provision)”, potential interest and penalties related to recognized tax contingencies within our global operations. Interest and penalties resulted in an income tax expense of $24.1 million, $2.7 million, $6.7 million, and $0.1 million for the years ended December 31, 2023 and 2022, the period from February 6 through December 31, 2021, and the period from January 1 through February 5, 2021, respectively.
During the year ended December 31, 2023, our tax provision included tax benefits of $187.2 million related to a release of valuation allowances in Luxembourg, Guyana, Switzerland, and Norway, and a tax benefit of $6.8 million related to an uncertain tax position release. Such tax benefits were offset by tax expenses related to uncertain tax positions of

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
$20.9 million in various countries, contract fair value amortization of $23.7 million, and various recurring quarterly accruals of $179.6 million primarily in Guyana, Switzerland, and Luxembourg.
During the year ended December 31, 2022, our tax provision included tax benefits of $42.1 million related to a release of valuation allowances in Guyana and Luxembourg, $1.3 million related primarily to other deferred tax adjustments, and $6.6 million related to a reduction in legacy Maersk tax contingencies primarily due to favorable foreign exchange movements. Such tax benefits were offset by tax expenses of $2.3 million related to the sale of the Remedy Rigs, $10.8 million related to contract fair value amortization, and various recurring items comprised of Guyana excess withholding tax on gross revenue of $34.7 million and annual current and deferred tax expense accrual of $24.9 million primarily in Luxembourg, Switzerland, US, Norway, and Ghana.
During the period from February 6, 2021, to December 31, 2021, our tax provision included tax benefits of $24.3 million related to US and non-US reserve releases, $12.6 million related to a US tax refund, $22.8 million related to deferred tax assets previously not recognized, $1.9 million related to recognition of a non-US refund claim, and $1.2 million related primarily to deferred tax adjustments. Such tax benefits were offset by tax expenses of $21.2 million related to various recurring items primarily comprised of Guyana withholding tax on gross revenue and $42.0 million related to non-US tax reserves.
During the period from January 1 through February 5, 2021, our income tax provision included a tax benefit of $1.7 million related to non-US reserve release and tax expense of $2.5 million related to fresh start and reorganization adjustment and other recurring tax expenses of approximately $2.6 million.
Our gross deferred tax asset balance at year-end reflects the application of our income tax accounting policies and is based on management’s estimates, judgments, and assumptions regarding realizability. If it is more likely than not that a portion of the deferred tax assets will not be realized in a future period, the deferred tax assets will be reduced by a valuation allowance based on management’s estimates.
In deriving the $187.2 million release in valuation allowance, where applicable we relied on sources of income attributable to the reversal of taxable temporary differences in the same periods as the relevant tax attributes and projected taxable income for the period covered by our relevant existing drilling contracts based on the assumption that the relevant rigs will be owned by the current rig owners during the relevant existing drilling contract periods. Given the mobile nature of our assets, we are not able to reasonably forecast the jurisdiction of our taxable income from future drilling contracts. We also have limited objective positive evidence in historical periods. Accordingly, in determining the amount of deferred tax benefits to recognize, we did not consider projected book income beyond the conclusion of existing drilling contracts with the exception of interest income projected to be generated over a finite period beyond the conclusion of the relevant existing drilling contracts. As new drilling contracts are executed, we will reassess the amount of deferred tax assets that are realizable. Finally, once we have established sufficient objective positive evidence for historical periods, we may consider reliance on forecasted taxable income from future drilling contracts.
Our tax benefits related to transition attributes in Switzerland are scheduled to expire by 2036. Our net operating losses in Switzerland are scheduled to expire in 2027. Our net operating losses in Luxembourg are scheduled to expire between 2033 and 2038; however, a portion of the tax losses has no expiration date.
We conduct business globally and, as a result, we file numerous income tax returns in the US and in non-US jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including, but not limited to, jurisdictions such as Australia, Denmark, Egypt, Ghana, Guyana, Mexico, Nigeria, and Saudi Arabia. We are no longer subject to US Federal income tax examinations for years before 2020 and non-US income tax examinations for years before 2007.
In Denmark, prior to the Merger, Maersk Drilling was subject to a mandatory joint taxation scheme with all other Danish entities under the common control of A.P. Møller Holding A/S. To the extent Maersk Drilling incurred tax losses in Denmark until the Merger, such losses may be utilized by other jointly taxed entities. Noble may be compensated through a joint taxation contribution when such losses are utilized. In the event that A.P. Møller Holding A/S or any jointly taxed entity is subject to audits for years and periods prior to and until the Merger and such audits result in adjustments to relevant tax returns, adjustments to the prior year joint tax contributions may be required. This could result in additional compensation to Noble or refunds payable by Noble to A.P. Møller Holding A/S or to any previous joint taxation group administration company of previously received joint taxation contributions. Since the Merger and through December 31, 2023, Noble has recognized tax contribution payments of approximately $21.1 million under this arrangement related to the period

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
beginning with the Merger. Approximately $19.1 million of such payments is included in “Interest income and other, net” and approximately $2.0 million is recorded as a tax benefit on our Consolidated Statements of Operations.
Noble conducted substantially all of its business through Finco and its subsidiaries in the pre-emergence period; Noble Cayman conducted substantially all of its business through Finco and its subsidiaries in the post-emergence period to consummation of the Business Combination with Maersk Drilling; and Noble conducted substantially all of its business through Finco and Maersk Drilling, and their respective subsidiaries after the Business Combination. In the pre-emergence period, the income or loss of our non-UK subsidiaries is not subject to UK income tax. UK earnings are taxable in the United Kingdom at the UK statutory rate of 19%. In the post-emergence period, Noble Cayman was incorporated in the Cayman Islands and therefore not subject to tax in any jurisdiction. Following the Business Combination with Maersk Drilling, Noble is a public limited company incorporated under the laws of England and Wales. The income or loss of our non-UK subsidiaries is not subject to UK income tax. UK earnings are taxable in the United Kingdom at the UK statutory rate of 19% and 25% through March 31, 2023, and beginning on April 1, 2023, respectively. A reconciliation of tax rates outside of the United Kingdom to our Noble effective rate for 2023 is shown below:

	Successor			Predecessor
			Period From	Period From
			February 6, 2021	January 1, 2021
	Year Ended	Year Ended	through	through
	December 31, 2023	December 31, 2022	December 31, 2021	February 5, 2021
Effect of:
Tax rates which are different than the Cayman Islands (Successor) and UK (Predecessor) rates	37.6%	34.9%	22.6%	0.5%
Tax impact of asset impairment and disposition	—%	—%	—%	—%
Tax impact of restructuring	—%	—%	—%	1.0%
Tax impact of the tax regulation change	—%	—%	—%	—%
Tax impact of valuation allowance	(36.1)%	(22.0)%	(25.2)%	—%
Resolution of (reserve for) tax authority audits	4.4%	(1.1)%	2.9%	(0.2)%
Total	5.9%	11.8%	0.3%	1.3%
At December 31, 2023 and 2022, the Company asserts that its unremitted earnings and/or book/tax outside basis differences in certain of its subsidiaries are either permanently reinvested or are not expected to result in a material taxable event in the foreseeable future. Therefore, no material deferred taxes have been recorded related to such earnings and/or investments.
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
The OECD, which represents a coalition of member countries, issued various white papers addressing Tax Base Erosion and Jurisdictional Profit Shifting. The recommendations in these white papers are generally aimed at combating what they believe is tax avoidance. Numerous jurisdictions in which we operate have been influenced by these white papers as well as other factors and are increasingly active in evaluating changes to their tax laws. In addition, the OECD has advanced reforms focused on global profit allocation and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as “Pillar Two.” On October 8, 2021, the OECD announced an accord endorsing and providing an implementation plan for Pillar Two agreed upon by 136 nations. On December 15, 2022, the European Council formally adopted a European Union directive on the implementation of the plan by January 1, 2024. Numerous countries, including the UK, have enacted legislation implementing Pillar Two effective January 1, 2024. The Company continues to evaluate the potential impact of this legislation.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Note 13 — Employee Benefit Plans
Defined Benefit Plans
Noble Drilling (Land Support) Limited (“NDLS”), an indirect, wholly-owned subsidiary of Noble, maintains a pension plan that covers all of its salaried, non-union employees, whose most recent date of employment is prior to April 1, 2014 (referred to as our ‘non-US plan’). Since May 2022, the NDLS pension trustees and covenant advisors have been communicating with Noble to understand the impact of the Rig Transaction and merger with Maersk Drilling and to negotiate appropriate mitigation including buyout of the Scheme to cover the pension obligations. The Pension Regulators advised on December 15, 2022 that it did not intend to investigate the transaction unless Noble and the pension trustees were unable to agree on mitigation or there was a material change to circumstances. Noble has provided a company guarantee from Noble Corporation plc to cover the full section 75 debts of NDLS and Noble Resources Limited (“NRL”), the two sponsoring entities of the pension scheme, and believes this is an appropriate mitigation to support the pension liabilities.
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
A reconciliation of the changes in projected benefit obligations (“PBO”) for our non-US and US plans is as follows:

	December 31, 2023		December 31, 2022
	Non-US	US	Non-US	US
Benefit obligation at beginning of period	$36,975	$176,438	$63,066	$243,538
Interest cost	2,356	8,992	1,368	6,753
Actuarial loss (gain)	(2,571)	6,642	(19,328)	(63,739)
Benefits paid	(2,481)	(10,619)	(2,041)	(9,772)
Settlements and curtailments	—	(2,107)	—	(342)
Foreign exchange rate changes	2,050	—	(6,090)	—
Benefit obligation at end of period	$36,329	$179,346	$36,975	$176,438
A reconciliation of the changes in fair value of plan assets is as follows:

	December 31, 2023		December 31, 2022
	Non-US	US	Non-US	US
Fair value of plan assets at beginning of period	$40,642	$173,738	$78,465	$226,830
Actual return on plan assets	2,749	11,594	(28,402)	(43,354)
Employer contributions	—	187	—	376
Benefits paid	(2,481)	(10,619)	(2,041)	(9,772)
Plan participants’ contributions	—	(2,107)	—	(342)
Foreign exchange rate changes	2,335	—	(7,380)	—
Fair value of plan assets at end of period	$43,245	$172,793	$40,642	$173,738

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
The funded status of the plans is as follows:

	December 31, 2023		December 31, 2022
	Non-US	US	Non-US	US
Funded status	$6,916	$(6,553)	$3,667	$(2,700)
Amounts recognized in the Consolidated Balance Sheets consist of:

	December 31, 2023		December 31, 2022
	Non-US	US	Non-US	US
Other assets (noncurrent)	$6,916	$—	$3,667	$2,722
Other liabilities (current)	—	(66)	—	(205)
Other liabilities (noncurrent)	—	(6,487)	—	(5,217)
Net amount recognized	$6,916	$(6,553)	$3,667	$(2,700)
Amounts recognized in AOCI consist of:

	December 31, 2023		December 31, 2022
	Non-US	US	Non-US	US
Net actuarial (gain) loss	$5,857	$(9,371)	$9,963	$(14,158)
Prior service cost	—	—	—	—
Deferred income tax (asset) liability	(1,486)	1,968	(2,425)	2,973
Accumulated other comprehensive (income) loss	$4,371	$(7,403)	$7,538	$(11,185)
Pension costs include the following components:

	Successor						Predecessor
					Period From		Period From
					February 6, 2021		January 1, 2021
	Year Ended		Year Ended		through		through
	December 31, 2023		December 31, 2022		December 31, 2021		February 5, 2021
	Non-US	US	Non-US	US	Non-US	US	Non-US	US
Interest cost	$2,356	$8,992	$1,368	$6,753	$1,228	$5,993	$97	$615
Return on plan assets	(1,871)	(9,579)	(1,431)	(12,581)	(845)	(11,648)	(85)	(1,239)
Amortization of prior service cost	238	—	—	—	—	—	1	—
Recognized net actuarial loss	—	(231)	—	(22)	—	—	—	281
Settlement and curtailment (gain) loss	—	70	—	(121)	—	(575)	—	301
Net pension benefit cost (gain) loss	$723	$(748)	$(63)	$(5,971)	$383	$(6,230)	$13	$(42)
There are zero estimated net actuarial losses and prior service costs for the non-US plan and the US plans that will be amortized from AOCI into net periodic pension cost in 2024.
During the years ended December 31, 2023, 2022, and 2021, we adopted the Retirement Plan mortality tables with the Mortality Projection scale as issued by the Society of Actuaries for each of the respective years. The Retirement Plan 2023, 2022, and 2021 mortality tables represent the new standard for defined benefit mortality assumptions due to adjusted life expectancies. The adoption of the updated mortality tables and the mortality improvement scales increased our pension liability on our US plans by approximately $0.8 million, $0.9 million, and $0.7 million as of December 31, 2023, 2022, and 2021, respectively.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Defined Benefit Plans—Disaggregated Plan Information
Disaggregated information regarding our non-US and US plans is summarized below:

	December 31, 2023		December 31, 2022
	Non-US	US	Non-US	US
Projected benefit obligation	$36,329	$179,346	$36,975	$176,438
Accumulated benefit obligation	36,329	179,346	36,975	176,438
Fair value of plan assets	43,245	172,793	40,642	173,738
The following table provides information related to those plans in which the PBO exceeded the fair value of the plan assets at December 31, 2023 and 2022. The PBO is the actuarially computed present value of earned benefits based on service to date and includes the estimated effect of any future salary increases. Employees and alternate payees have no longer accrued future benefits under the plans since December 31, 2016.

	December 31, 2023		December 31, 2022
	Non-US	US	Non-US	US
Projected benefit obligation	$—	$179,346	$—	$151,564
Fair value of plan assets	—	172,793	—	146,144
The PBO for the unfunded excess benefit plan was $0.8 million at December 31, 2023, as compared to $0.9 million at December 31, 2022, and is included under “US” in the above tables.
The following table provides information related to those plans in which the accumulated benefit obligation (“ABO”) exceeded the fair value of plan assets at December 31, 2023 and 2022. The ABO is the actuarially computed present value of earned benefits based on service to date, but differs from the PBO in that it is based on current salary levels. Employees and alternate payees have no longer accrued future benefits under the plans since December 31, 2016.

	December 31, 2023		December 31, 2022
	Non-US	US	Non-US	US
Accumulated benefit obligation	$—	$179,346	$—	$151,564
Fair value of plan assets	—	172,793	—	146,144
The ABO for the unfunded excess benefit plan was $0.8 million at December 31, 2023, as compared to $0.9 million at December 31, 2022, and is included under “US” in the above tables.
Defined Benefit Plans—Key Assumptions
The key assumptions for the plans are summarized below:

	December 31, 2023		December 31, 2022
	Non-US	US	Non-US	US
Weighted-average assumptions used to determine benefit obligations:
Discount Rate	4.80%	4.95% - 5.04%	5.00%	5.17% - 5.27%
Rate of compensation increase	N/A	N/A	N/A	N/A

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)

	Successor			Predecessor
			Period From	Period From
			February 6, 2021	January 1, 2021
	Year Ended	Year Ended	through	through
	December 31, 2023	December 31, 2022	December 31, 2021	February 5, 2021
	Non-US	Non-US	Non-US	Non-US
Weighted-average assumptions used to determine periodic benefit cost:
Discount Rate	5.00%	1.80%	1.80%	1.80%
Expected long-term return on assets	4.60%	2.00%	1.20%	1.20%
Rate of compensation increase	N/A	N/A	N/A	N/A

	Successor			Predecessor
			Period From	Period From
			February 6, 2021	January 1, 2021
	Year Ended	Year Ended	through	through
	December 31, 2023	December 31, 2022	December 31, 2021	February 5, 2021
	US	US	US	US
Weighted-average assumptions used to determine periodic benefit cost:
Discount Rate	5.17% - 5.27%	2.63% - 2.89%	1.92% - 2.77%	1.82% - 2.60%
Expected long-term return on assets	5.00% - 5.80%	5.00% - 5.80%	5.00% - 5.80%	5.10% - 6.10%
Rate of compensation increase	N/A	N/A	N/A	N/A
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
Defined Benefit Plans—Plan Assets
Non-US Plan. As of December 31, 2023, the NDLS pension Scheme targets an asset allocation of 20.0% return-seeking securities (growth) and 80.0% in debt securities (matching) and adopts a de-risking strategy whereby the level of investment risk reduces as the Scheme’s funding level improves. The overall investment objective of the Scheme, as adopted by the Scheme’s Trustees, is to reach a fully funded position on the agreed de-risking basis of gilts - 0.20% per annum. The objectives within the Scheme’s overall investment strategy is to outperform the cash + 4% per annum long term objective for growth assets and to sufficiently hedge interest rate and inflation risk within the matching portfolio in relation to the Scheme’s liabilities. By achieving these objectives, the Trustees believe the Scheme will be able to avoid significant volatility in the contribution rate and provide sufficient assets to cover the Scheme’s benefit obligations. To achieve this the Trustees have given Mercer, the appointed investment manager, full discretion in the day-to-day management of the Scheme’s assets and implementation of the de-risking strategy, who in turn invests in multiple underlying investment managers where appropriate. The Trustees meet with Mercer periodically to review and discuss their investment performance.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
The actual fair values of the non-US plan are as follows:

	December 31, 2023
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$247	$247	$—	$—
Equity securities:
International companies	5,560	5,560	—	—
Fixed income securities:
Corporate bonds	37,438	37,438	—	—
Total	$43,245	$43,245	$—	$—

	December 31, 2022
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$271	$271	$—	$—
Equity securities:
International companies	5,421	5,421	—	—
Fixed income securities:
Corporate bonds	34,950	34,950	—	—
Total	$40,642	$40,642	$—	$—
US Plans. The fundamental objective of the US plan is to provide the capital assets necessary to meet the financial obligations made to plan participants. In order to meet this objective, the Investment Policy Statement depicts how the investment assets of the plan are to be managed in accordance with the overall target asset allocation of approximately 75.0% equity securities, 6.0% fixed income securities, and 19.0% in cash and equivalents. The target asset allocation is intended to generate sufficient capital to meet plan obligations and provide a portfolio rate of return equal to or greater than the return realized using appropriate blended, market benchmark over a full market cycle (usually a five to seven year time period). Actual allocations may deviate from the target range, however any deviation from the target range of asset allocations must be approved by the Trust’s governing committee.
For investments in mutual funds, the assets of the Trust are subject to the guidelines and limits imposed by such mutual fund’s prospectus and the other governing documentation at the fund level.
No shares of Noble were included in equity securities at either December 31, 2023 or 2022.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
The actual fair values of US plan assets are as follows:

	December 31, 2023
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$4,388	$4,388	$—	$—
Equity securities:
United States	36,857	—	36,857	—
Fixed income securities:
Corporate bonds	100,377	96,373	4,004
Treasury bonds	31,171	31,171	—	—
Total	$172,793	$131,932	$40,861	$—

	December 31, 2022
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$3,902	$3,902	$—	$—
Equity securities:
United States	37,555	—	37,555	—
Fixed income securities:
Corporate bonds	100,513	96,962	3,551
Treasury bonds	31,768	31,768	—	—
Total	$173,738	$132,632	$41,106	$—
Defined Benefit Plans—Cash Flows
In 2023 and 2022, and we made no contributions to our non-US plan and contributions of $0.2 million and $0.4 million to our US plans, respectively. We made no contributions to our non-US plan in 2021. During the 2021 Predecessor period from January 1, 2021, to February 5, 2021, and the 2021 Successor period from February 6, 2021, to December 31, 2021, we made contributions of $2.3 million and $5.2 million, respectively, to our US plans. We expect our aggregate minimum contributions to our non-US and US plans in 2024, subject to applicable law, to be zero and $0.1 million, respectively. We continue to monitor and evaluate funding options based upon market conditions and may increase contributions at our discretion.
The following table summarizes our estimated benefit payments at December 31, 2023:

		Payments by Period
	Total	2024	2025	2026	2027	2028	Thereafter
Estimated benefit payments
Non-US plans	$25,102	$2,267	$2,320	$2,360	$2,440	$2,505	$13,210
US plans	112,569	10,356	10,704	10,955	11,142	11,315	58,097
Total estimated benefit payments	$137,671	$12,623	$13,024	$13,315	$13,582	$13,820	$71,307
Other Benefit Plans. We sponsored a 401(k) Restoration Plan, which is a nonqualified, unfunded employee benefit plan under which specified employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. At December 31, 2021, our liability for the 401(k) Restoration Plan was $2.8 million, and is included in “Accrued payroll and related costs.” In early 2022, the Noble Services Company LLC Board of Directors approved the termination of the 401(k) Restoration Plan, following which Noble distributed all benefits of the plan during the second quarter of 2022. No

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
liabilities remained in the plan as of December 31, 2022. We do not provide post-retirement benefits (other than pensions) or any post-employment benefits to our employees.
In 2005, we enacted a profit sharing plan, the Noble Services Company LLC Profit Sharing Plan, which covers eligible employees, as defined in the plan. Participants in the plan become fully vested in the plan after three years of service. On January 1, 2019, the 401(k) savings plan and the profit sharing plan were merged into the Noble Drilling Services Inc. 401(k) and Profit Sharing Plan. We sponsor other retirement, health, and welfare plans, a 401(k) savings plan, and international savings plans for the benefit of our employees. The contributions to these plans aggregated approximately $34.0 million, $34.2 million, $29.8 million, and $1.6 million for the years ended December 31, 2023 and 2022, the period from February 6, 2021, to December 31, 2021, and the period from January 1 through February 5, 2021, respectively.
Profit sharing contributions are discretionary, require Board of Directors approval, and are made in the form of cash. No contributions were made for the years ended December 31, 2023 and 2022, the period from February 6, 2021, to December 31, 2021, and the period from January 1 through February 5, 2021, respectively.
Note 14 — Commitments and Contingencies
Tax Matters
Audit claims of approximately $172.1 million at December 31, 2023, attributable to income and other business taxes remain outstanding and are under continued objection by Noble. Such audit claims are attributable to Mexico related to tax years 2007 and 2009, Australia related to tax years 2013 to 2016, Guyana related to tax years 2018 to 2021, Saudi Arabia related to tax years 2015 to 2019, Nigeria related to tax years 2010 to 2019, Ghana related to tax years 2011 to 2017, and Egypt related to tax years 2012 to 2016. We intend to vigorously defend our reported positions and currently believe the ultimate resolution of the audit claims will not have a material adverse effect on our consolidated financial statements. This remains under continued monitoring and evaluation on a quarterly basis as facts change and as audits and/or litigation continue to progress. We intend to vigorously defend our reported positions and currently believe the ultimate resolution of the audit claims will not have a material adverse effect on our consolidated financial statements.
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
Hurricane Ida Personal Injury Claims
In preparation for Hurricane Ida in the US Gulf of Mexico in August 2021, the Noble Globetrotter II successfully secured the well it was drilling and detached from the blowout preventer without incident. However, during transit, the lower marine riser package and a number of riser joints separated from the rig, and certain other damage occurred. Due to the environmental conditions, a number of crew members were treated for injuries and released from medical care. We have had multiple parties, some of which are subject to a third-party contractual indemnity to our benefit, who have filed answers to the Limitation of Liability Action in the United States District Court Western District of Louisiana seeking damages related to physical and emotional harm allegedly suffered as a result of the Hurricane Ida incident. We are in the discovery phase and we intend to defend ourselves vigorously against these claims, although there is inherent risk in litigation, and we cannot predict or provide assurance as to the ultimate outcome of this lawsuit. As claims progress, the Company’s estimated loss could change from time to time, and any such change individually or in the aggregate could be material. We have insurance for such claims with a deductible of $5.0 million, in addition to contractual indemnity owed to us for a portion of the third-party claims; however, our insurance policies may not adequately cover our losses and related claims, which could adversely affect our business. Timing differences are likely to exist between any losses incurred and the recognition and receipt of insurance proceeds reflected in the Company’s financial statements. Costs, as well as insurance recoveries, are presented in “Hurricane losses and (recoveries), net” on the Consolidated Statement of Operations.
Letters of Credit and Surety Bonds
As of December 31, 2023, we had $7.4 million of letters of credit issued under the 2023 Revolving Credit Facility and an additional $108.1 million in letters of credit and surety bonds issued under bilateral arrangements which guarantee our performance as it relates to our drilling contracts, contract bidding, tax appeals, customs duties, and other obligations in various jurisdictions. We expect to comply with the underlying performance requirements and we expect obligations under these letters of credit and surety bonds will not be called.

NOBLE CORPORATION plc AND SUBSIDIARIES
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
Note 15 — Segment and Related Information
We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business. The mobile offshore drilling units comprising our offshore rig fleet operate in a global market for contract drilling services and are often redeployed to different regions due to changing demands of our customers, which consist primarily of large, integrated, independent, and government-owned or controlled oil and gas companies throughout the world. As of December 31, 2023, our contract drilling services segment conducted drilling operations in Africa, Far East Asia, the Middle East, the North Sea, Oceania, South America, and the US Gulf of Mexico. Included in our long-lived assets balance below is our property and equipment and right-of-use assets. We used the geographic location as of December 31, 2023 and 2022, of each drilling rig and operating lease for our property and equipment and right-of-use assets, respectively for our long-lived assets geographic disclosure shown below.
The following table presents revenues and long-lived assets by country based on the location of the service provided during the Successor period:

	Revenues			Long-Lived Assets as of
			Period From
			February 6, 2021
	Year Ended	Year Ended	through
	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2023	December 31, 2022
Australia	154,860	78,899	1,954	83,162	107,246
Brazil	92,022	33,208	251	114	92,571
Denmark	88,914	40,806	25,119	508,715	479,390
Ghana	150,677	35,018	—	241,132	248,206
Guyana	703,473	469,267	244,638	733,803	702,170
Malaysia	87,105	32,227	—	234,469	142,162
Mexico	139,595	30,788	11,022	—	279,491
Netherlands	36,510	13,378	—	134,887	68,491
Nigeria	143,641	—	—	67,495	—
Norway	249,308	154,406	20,351	498,845	746,281
Suriname	108,532	133,680	62,090	—	335,208
Trinidad and Tobago	2,135	35,101	35,710	382,369	125,320
United Kingdom	65,710	55,632	28,126	353,656	185,354
United States	437,346	266,176	156,294	575,960	412,716
Other	129,190	35,261	184,770	334,860	79,749
Total	$2,589,018	$1,413,847	$770,325	$4,149,467	$4,004,355

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
The following table presents revenues by country based on the location of the service provided during the Predecessor period:

Revenues
Period From
January 1, 2021
through
February 5, 2021
Australia	$54
Guyana	23,012
Qatar	2,263
Saudi Arabia	10,745
Suriname	6,029
Trinidad and Tobago	4,995
United Kingdom	7,142
United States	23,241
Total	$77,481
Significant Customers
The following table sets forth revenues from our customers as a percentage of our consolidated operating revenues:

	Successor			Predecessor
			Period From	Period From
			February 6, 2021	January 1, 2021
	Year Ended	Year Ended	through	through
	December 31, 2023	December 31, 2022	December 31, 2021	February 5, 2021
Exxon Mobil Corporation (“ExxonMobil”)	24.5%	32.3%	39.1%	29.8%
Shell plc	13.6%	12.0%	13.3%	30.0%
TotalEnergies	10.5%	9.7%	3.3%	—%
Saudi Arabian Oil Company (“Saudi Aramco”)	—%	—%	9.8%	13.9%
No other customer accounted for more than 10% of our consolidated operating revenues in 2023, 2022, or 2021.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Note 16 — Supplemental Financial Information
Consolidated Statements of Cash Flows Information
Operating cash activities. The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Successor			Predecessor
			Period From	Period From
			February 6, 2021	January 1, 2021
	Year Ended	Year Ended	through	through
	December 31, 2023	December 31, 2022	December 31, 2021	February 5, 2021
Accounts receivable	$(80,042)	$(18,133)	$6,245	$(41,344)
Other current assets	(42,532)	21,271	2,295	17,884
Other assets	(27,177)	16,861	(11,650)	8,521
Accounts payable	59,757	20,430	11,429	(16,819)
Other current liabilities	9,679	(36,713)	4,312	11,428
Other liabilities	32,612	15,468	32,928	(5,846)
Total net change in other assets and liabilities	$(47,703)	$19,184	$45,559	$(26,176)
Non-cash investing and financing activities. Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of December 31, 2023, 2022, and 2021 were $114.7 million, $70.0 million, and $36.5 million, respectively.
On the Emergence Effective Date, an aggregate principal amount of $216.0 million of Second Lien Notes was issued, which includes the aggregate subscription price of $200.0 million, plus a backstop fee of $16.0 million which was paid in kind. In addition, certain debt as described in “Note 2 — Chapter 11 Emergence” was cancelled in exchange for shares on the Emergence Effective Date.
On April 15, 2021, Noble Cayman completed the Pacific Drilling Merger, issuing 16.6 million Noble Cayman Shares valued at $357.7 million, in exchange for $420.0 million net assets acquired. See “Note 4 — Acquisitions and Divestitures” for additional information.
On October 3, 2022, Noble completed the Business Combination with Maersk Drilling, issuing 60.1 million Noble Shares valued at $1.8 billion, in exchange for $2.0 billion net assets acquired. Also in connection with the Business Combination, in mid-November 2022, the Compulsory Purchase interest was settled when 4.1 million Ordinary Shares were issued, resulting an increase in additional paid in capital of $123.8 million, and the remainder paid in cash of $69.9 million. See “Note 4 — Acquisitions and Divestitures” for additional information.
Additional cash flow information is as follows:

	Successor			Predecessor
			Period From	Period From
			February 6, 2021	January 1, 2021
	Year Ended	Year Ended	through	through
	December 31, 2023	December 31, 2022	December 31, 2021	February 5, 2021
Cash paid during the period for:
Interest, net of amounts capitalized	$52,361	$35,543	$21,150	$—
Income taxes paid (refunded), net (1)	$105,446	$58,386	$(8,113)	$4,385
(1)The net income taxes paid for the years ended December 31, 2023 and 2022, includes withholding tax in Guyana of $52.3 million and $34.7 million on gross revenue, respectively. Excluding such withholding tax, the total tax payments would be $53.1 million and $23.7 million, respectively.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Note 17 — Subsequent Events
On February 22, 2024, Noble announced that its Board of Directors approved a declaration of a quarterly cash interim dividend on its Ordinary Shares of $0.40 per share. This dividend is to be payable on March 21, 2024, to shareholders of record at close of business on March 08, 2024.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Evaluation of Disclosure Controls and Procedures
Conclusions Regarding Disclosure Controls and Procedures
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Noble, and Richard B. Barker, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of Noble, have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) of Noble as of the end of the period covered by this report. On the basis of this evaluation, and as a result of the material weakness in internal control over financial reporting as described below, Mr. Eifler and Mr. Barker have concluded that Noble’s disclosure controls and procedures were not effective as of December 31, 2023.
Management’s Annual Report on Internal Control Over Financial Reporting
The management of Noble is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the US Securities Exchange Act of 1934, as amended.
Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, our management concluded that Noble did not maintain effective internal control over financial reporting as of December 31, 2023, due to the material weakness described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We identified a material weakness in the Company’s internal control over financial reporting as the Company did not design and maintain effective controls over certain information technology (“IT”) general controls for an information system that is relevant to the preparation of Noble’s consolidated financial statements. Specifically, the Company did not design and maintain (i) program change management controls to ensure that program and data changes are identified, tested, authorized, and implemented appropriately and (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel.
The material weakness described above did not result in a misstatement to our annual or interim consolidated financial statements. However, the material weakness could result in a misstatement of our financial statement accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2023, as stated in their report, which is provided in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Remediation Plan
Noble is committed to the planning and implementation of remediation efforts to address the material weakness described above. As of the end of the third quarter of 2023, we completed the design and implementation of controls related to (i) program change management controls to ensure that program and data changes are identified, tested, authorized, and implemented appropriately and (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel. While we have completed the design and implementation of these controls, certain controls have not operated effectively for a sufficient period of time as of December 31, 2023, to demonstrate the material weakness has been remediated. Therefore, the remediation plan includes the continued operation of the newly designed and implemented controls.
Noble is working to remediate the material weakness by executing the measures outlined above, and we believe the measures described above will remediate the material weakness and strengthen our internal control over financial reporting. This material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded through testing that the controls are operating effectively.
The actions that we are taking are subject to ongoing senior management review, as well as Audit Committee oversight. As we continue to monitor the effectiveness of our internal control over financial reporting in the area affected by the material weakness, we will perform additional procedures, including the use of manual mitigating control procedures where necessary, and plan to employ any additional resources deemed necessary to provide assurance that our financial statements continue to be fairly stated in all material respects. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue reviewing and making necessary changes to our internal controls' overall design.
Changes in Internal Control Over Financial Reporting
There were no changes in Noble’s internal control over financial reporting that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Noble.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Item 11. Executive Compensation.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Item 13. Certain Relationships and Related Transactions and Director Independence.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Item 14. Principal Accounting Fees and Services.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as part of this report:
(1)A list of the financial statements filed as a part of this report is set forth in Part II, Item 8, “Financial Statements and Supplementary Data” on page 53 of this Annual Report on Form 10-K and is incorporated herein by reference.
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

Exhibit Number	Exhibit

4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as Amended.

10.1*	Noble Corporation 2021 Long-Term Incentive Plan (filed as Exhibit 10.1 to Noble Cayman’s Current Report on Form 8-K filed on February 24, 2021 and incorporated herein by reference).

10.2*
Form of Time-Vested Restricted Stock Unit Award (Officers) under the Noble Corporation 2021 Long-Term Incentive Plan (2022 Annual Grant, filed as Exhibit 10.16 to Noble Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and incorporated herein by reference).

10.3*
Form of Time-Vested Restricted Stock Unit Award (Non-Officers) under the Noble Corporation 2021 Long-Term Incentive Plan (2022 Annual Grant, filed as Exhibit 10.17 to Noble Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and incorporated herein by reference).

10.4*
Form of Performance-Vested Restricted Stock Unit Award (CEO) under the Noble Corporation 2021 Long-Term Incentive Plan (2022 Annual Grant, filed as Exhibit 10.18 to Noble Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and incorporated herein by reference).

10.5*
Form of Performance-Vested Restricted Stock Unit Award (Non-CEO) under the Noble Corporation 2021 Long-Term Incentive Plan (2022 Annual Grant, filed as Exhibit 10.19 to Noble Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and incorporated herein by reference).

10.6*
Noble Corporation plc 2022 Long-Term Incentive Plan (filed as Exhibit 4.1 to Noble’s Registration Statement on Form S-8 filed on September 30, 2022 (No. 333-267698) and incorporated herein by reference).

10.7*
Form of Director Award, effective as of August 2, 2023, under the Noble Corporation plc 2022 Long-Term Incentive Plan (filed as Exhibit 10.4 to Noble’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and incorporated herein by reference).

10.8*	Form of Director Restricted Stock Unit Award, effective as of January 25, 2024, under the Noble Corporation 2022 Long-Term Incentive Plan (2024 Annual Grant).

10.9*
Form of Time-Vested Restricted Stock Unit Award for Executive Officers, effective as of August 2, 2023, under the Noble Corporation plc 2022 Long-Term Incentive Plan (2024 Annual Grant, filed as Exhibit 10.3 to Noble’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and incorporated herein by reference).

10.10*
Form of Performance-Vested Restricted Stock Unit Award, effective as of August 2, 2023, under the Noble Corporation plc 2022 Long-Term Incentive Plan (2024 Annual Grant, filed as Exhibit 10.4 to Noble’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and incorporated herein by reference).

10.11*
Global Amendment to Employee Time and Performance Restricted Stock Awards Plan (filed as Exhibit 10.2 to Noble’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference).

10.12*^
Noble Corporation plc Executive Change in Control Severance Plan (filed as Exhibit 10.1 to Noble’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and incorporated herein by reference).

Exhibit Number	Exhibit

10.13*^	Noble Corporation plc Executive Severance Plan (filed as Exhibit 10.2 to Noble’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and incorporated herein by reference).

10.14
Irrevocable Undertaking, dated as of November 10, 2021, by and among APMH Invest A/S, Noble Corporation, Noble Finco Limited and The Drilling Company of 1972 A/S (filed as Exhibit 10.1 to Noble Cayman’s Current Report on Form 8-K filed on November 10, 2021 and incorporated herein by reference).

10.15	Form of Indemnification Agreement (filed as Exhibit 10.1 to Noble’s Current Report on Form 8-K filed on September 30, 2022 and incorporated herein by reference).

10.16
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

10.18
Tranche 3 Warrant Agreement, dated as of September 30, 2022, by and among Noble Corporation plc, Computershare Inc. and Computershare Trust Company, N.A. (filed as Exhibit 10.4 to Noble’s Current Report on Form 8-K filed on September 30, 2022 and incorporated herein by reference).

10.19
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

10.21
Relationship Agreement, dated as of October 3, 2022, by and among Noble Corporation plc, Noble Corporation and APMH Invest A/S (filed as Exhibit 10.3 to Noble’s Current Report on Form 8-K filed on October 3, 2022 and incorporated herein by reference).

10.22*
Transition and Retirement Agreement dated as of February 3, 2023, by and among Noble Services Company LLC, Noble Corporation plc and William E. Turcotte (filed as Exhibit 10.1 to Noble’s Current Report on Form 8-K filed on February 3, 2023 and incorporated herein by reference).

10.23*	Noble Corporation plc 2024 Short-Term Incentive Plan (“STIP”).

10.24
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

Exhibit Number	Exhibit

19.1	Noble Corporation plc Policy on Trading in Company Stock.

21.1	List of Subsidiaries of Noble.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Robert W. Eifler, Noble, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Richard B. Barker, Noble, pursuant to the US Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of Robert W. Eifler, Noble, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Richard B. Barker, Noble, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Noble Corporation plc Clawback Policy.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales

February 23, 2024	By:	/s/ Robert W. Eifler
Robert W. Eifler President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert W. Eifler	February 23, 2024
Robert W. Eifler President and Chief Executive Officer, and Director (Principal Executive Officer)	Date

/s/ Richard B. Barker	February 23, 2024
Richard B. Barker Executive Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Jennifer Yeung	February 23, 2024
Jennifer Yeung Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	Date

/s/ Charles M. Sledge	February 23, 2024
Charles M. Sledge Director and Chairman	Date

/s/ Claus V. Hemmingsen	February 23, 2024
Claus V. Hemmingsen Director	Date

/s/ Alan J. Hirshberg	February 23, 2024
Alan J. Hirshberg Director	Date

/s/ Kristin H. Holth	February 23, 2024
Kristin H. Holth Director	Date

/s/ H. Keith Jennings	February 23, 2024
H. Keith Jennings Director	Date

/s/ Alastair J. Maxwell	February 23, 2024
Alastair J. Maxwell Director	Date

/s/ Ann D. Pickard	February 23, 2024
Ann D. Pickard Director	Date