Form 10-Q
period 2024-03-31
Noble Corp plc
filed 2024-05-07
CIK 1895262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑    No ☐

Number of shares outstanding at May 3, 2024: Noble Corporation plc - 142,820,806

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$212,467	$360,794
Accounts receivable, net	590,226	548,844
Taxes receivable	72,555	39,845
Prepaid expenses and other current assets	95,822	112,265
Total current assets	971,070	1,061,748
Intangible assets	7,367	10,128
Property and equipment, at cost	4,707,614	4,591,936
Accumulated depreciation	(552,511)	(467,600)
Property and equipment, net	4,155,103	4,124,336
Other assets	302,611	311,225
Total assets	$5,436,151	$5,507,437
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$365,982	$395,165
Accrued payroll and related costs	61,872	97,313
Taxes payable	66,752	56,420
Interest payable	22,756	10,707
Other current liabilities	86,013	82,075
Total current liabilities	603,375	641,680
Long-term debt	586,622	586,203
Deferred income taxes	10,276	11,416
Noncurrent contract liabilities	27,749	50,863
Other liabilities	295,106	296,035
Total liabilities	1,523,128	1,586,197
Commitments and contingencies (Note 9)
Shareholders’ equity
Common stock, $0.00001 par value; 142,816,359 and 140,773,750 ordinary shares outstanding as of March 31, 2024, and December 31, 2023, respectively	1	1
Additional paid-in capital	3,331,161	3,377,048
Retained earnings	578,858	541,159
Accumulated other comprehensive income (loss)	3,003	3,032
Total shareholders’ equity	3,913,023	3,921,240
Total liabilities and equity	$5,436,151	$5,507,437
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating revenues
Contract drilling services	$612,425	$575,290
Reimbursables and other	24,659	34,764
	637,084	610,054
Operating costs and expenses
Contract drilling services	389,867	361,789
Reimbursables	17,680	26,006
Depreciation and amortization	86,698	69,942
General and administrative	25,961	30,037
Merger and integration costs	9,331	11,631
Hurricane losses and (recoveries), net	—	3,544
	529,537	502,949
Operating income (loss)	107,547	107,105
Other income (expense)
Interest expense, net of amounts capitalized	(17,544)	(16,872)
Interest income and other, net	(4,735)	2,026
Income (loss) before income taxes	85,268	92,259
Income tax benefit (provision)	10,213	15,804
Net income (loss)	$95,481	$108,063

Per share data
Basic:
Net income (loss)	$0.67	$0.80
Diluted:
Net income (loss)	$0.66	$0.74
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	95,481	108,063
Other comprehensive income (loss)
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive income (loss), net of tax provision (benefit) of zero and $2,436 for the three months ended March 31, 2024 and 2023, respectively	(29)	(2,186)
Other comprehensive income (loss), net	(29)	(2,186)
Comprehensive income (loss)	$95,452	$105,877
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$95,481	$108,063
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	86,698	69,942
Amortization of intangible assets and contract liabilities, net	(20,353)	(53,728)
Deferred income taxes	(5,275)	(27,237)
Amortization of share-based compensation	7,538	9,651
Other costs, net	1,705	1,184
Changes in components of working capital and other operating activities:
Change in taxes receivable	(32,710)	(4,540)
Net changes in other operating assets and liabilities	(4,395)	(166,415)
Net cash provided by (used in) operating activities	128,689	(63,080)
Cash flows from investing activities
Capital expenditures	(166,610)	(62,734)
Net cash provided by (used in) investing activities	(166,610)	(62,734)
Cash flows from financing activities
Repayments of debt	—	(152,215)
Warrants exercised	6	21
Share repurchases	—	(10,000)
Dividend payments	(59,418)	—
Taxes withheld on employee stock transactions	(53,431)	(8,327)
Net cash provided by (used in) financing activities	(112,843)	(170,521)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(150,764)	(296,335)
Cash, cash equivalents, and restricted cash, beginning of period	367,745	485,707
Cash, cash equivalents, and restricted cash, end of period	$216,981	$189,372
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at December 31, 2023	140,774	$1	$3,377,048	$541,159	$3,032	$3,921,240
Employee related equity activity
Amortization of share-based compensation	—	—	7,538	—	—	7,538
Issuance of share-based compensation shares	2,042	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(53,431)	—	—	(53,431)
Warrants exercised	—	—	6	—	—	6
Dividends	—	—	—	(57,782)	—	(57,782)
Net income (loss)	—	—	—	95,481	—	95,481
Other comprehensive income (loss), net	—	—	—	—	(29)	(29)
Balance at March 31, 2024	142,816	$1	$3,331,161	$578,858	$3,003	$3,913,023
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - CONTINUED
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at December 31, 2022	134,681	$1	$3,347,507	$255,930	$3,647	$3,607,085
Employee related equity activity
Amortization of share-based compensation	—	—	9,651	—	—	9,651
Issuance of share-based compensation shares	440	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(8,327)	—	—	(8,327)
Warrants exercised	3,772	—	21	—	—	21
Share repurchases	(270)	—	—	(10,000)	—	(10,000)
Net income (loss)	—	—	—	108,063	—	108,063
Other comprehensive income (loss), net	—	—	—	—	(2,186)	(2,186)
Balance at March 31, 2023	138,623	$1	$3,348,852	$353,993	$1,461	$3,704,307
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)

Note 1 — Organization and Basis of Presentation
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921. As of the filing date of this report, our fleet of 31 drilling rigs consisted of 18 floaters and 13 jackups.
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
The accompanying unaudited condensed consolidated financial statements of Noble have been prepared pursuant to the rules and regulations of the US Securities and Exchange Commission (“SEC”) as they pertain to Quarterly Reports on Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements are prepared on a going concern basis and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a recurring nature. The December 31, 2023, Condensed Consolidated Balance Sheet presented herein is derived from the December 31, 2023, audited consolidated financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed by Noble. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Note 2 — Accounting Pronouncements
Accounting Standards Adopted
There have been no new accounting standards adopted during the current quarter.
Recently Issued Accounting Standards
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 3 — Income (Loss) Per Share
The following table presents the computation of basic and diluted income (loss) per share:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss)	$95,481	$108,063
Denominator:
Weighted average shares outstanding – basic	141,954	134,751
Dilutive effect of share-based awards	1,574	3,271
Dilutive effect of warrants	1,703	7,971
Weighted average shares outstanding – diluted	145,231	145,993
Per share data
Basic
Net income (loss)	$0.67	$0.80
Diluted
Net income (loss)	$0.66	$0.74
Only those items having a dilutive impact on our basic income (loss) per share are included in diluted income (loss) per share. The following table displays the share-based instruments that have been excluded from diluted income (loss) per share since the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Warrants (1)	2,774	2,774
(1)Represents the total number of warrants outstanding which did not have a dilutive effect. In periods where the warrants are determined to be dilutive, the number of shares which will be included in the computation of diluted shares is determined using the Treasury Stock Method, adjusted for mandatory exercise provisions under the warrant agreements, if applicable.
Share Capital
As of March 31, 2024, Noble had approximately 142.8 million A ordinary shares, par value $0.00001 per share (“Ordinary Shares”) outstanding as compared to approximately 140.8 million Ordinary Shares outstanding at December 31, 2023. In addition, as of March 31, 2024, 1.1 million Tranche 1 Warrants, 1.1 million Tranche 2 Warrants, and 2.8 million Tranche 3 Warrants (each as defined herein) were outstanding and exercisable. We also have 0.4 million Ordinary Shares authorized and reserved for issuance pursuant to equity awards under the Noble Corporation plc 2022 Long-Term Incentive Plan.
Our most recent quarterly dividend payment to shareholders, totaling approximately $59.4 million (or $0.40 per share), was declared on February 22, 2024, and paid on March 21, 2024, to shareholders of record at close of business on March 08, 2024.
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Share Repurchases
Under law, the Company is only permitted to purchase its own Ordinary Shares by way of an “off-market purchase” pursuant to a contract approved by shareholders. Such purchases may be paid for only out of Noble’s “distributable reserves” as determined by reference to relevant statutory accounts in accordance with law. As of the date of this report, we have shareholder authority to repurchase up to 15% per annum of the issued share capital of the Company as of the beginning of each fiscal year for a five-year period (subject to an overall aggregate maximum of 20,601,161 Ordinary Shares). During the three months ended March 31, 2024, we repurchased none of our Ordinary Shares. During the three months ended March 31, 2023, we repurchased 270,098 of our Ordinary Shares, which were subsequently cancelled.
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
Note 4 — Property and Equipment
Property and equipment, at cost, for Noble consisted of the following:

	March 31, 2024	December 31, 2023
Drilling equipment and facilities	$4,407,059	$4,338,229
Construction in progress	257,545	210,759
Other	43,010	42,948
Property and equipment, at cost	$4,707,614	$4,591,936
Capital additions, including capitalized interest, during the three months ended March 31, 2024 and 2023, totaled $114.9 million and $54.9 million, respectively.
As of March 31, 2024 and December 31, 2023, the rig Noble Explorer qualified as held for sale and was included in “Other assets” on our Condensed Consolidated Balance Sheet at its carrying value of $3.4 million. On April 26, 2024, we closed the sale of the Noble Explorer.
Note 5 — Debt
Amended and Restated Senior Secured Revolving Credit Agreement
In April 2023, Noble entered into the Amended and Restated Senior Secured Revolving Credit Agreement, dated April 18, 2023 (the “2023 Revolving Credit Agreement”), by and among Noble Finance II LLC (“Noble Finance II”), Noble International Finance Company, and Noble Drilling A/S, as borrowers, the lenders and issuing banks party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, and security trustee (the 2023 Revolving Credit Agreement and the facility thereunder, the “2023 Revolving Credit Facility”). The 2023 Revolving Credit Facility provides for commitments of $550.0 million with maturity in 2028. The guarantors (the “Guarantors”) under the 2023 Revolving Credit Facility are the same subsidiaries of Noble Finance II that are or will be guarantors of the 2030 Notes (as defined below). As of March 31, 2024, we had no borrowings outstanding and $23.2 million of letters of credit issued under the 2023 Revolving Credit Agreement.
8.000% Senior Notes due 2030
In April 2023, Noble Finance II, a wholly owned subsidiary of Noble, issued the $600 million in aggregate principal amount of its 8.000% Senior Notes due 2030 (the “2030 Notes”). The 2030 Notes were issued pursuant to an indenture, dated April 18, 2023, among Noble Finance II, the Guarantors, and U.S. Bank Trust Company, National Association, as trustee.
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
The indenture governing the 2030 Notes contains a covenant that requires Noble Finance II to furnish to holders of the 2030 Notes certain financial information relating to Noble Finance II and its restricted subsidiaries. The obligation to furnish such information may be satisfied by providing financial information of Noble along with a description of the differences between such information and the financial information of Noble Finance II and its restricted subsidiaries on a standalone basis. As a result of Noble conducting substantially all of its business through Noble Finance II, the financial position and results of operations for Noble Finance II are the same as the information presented for Noble in all material respects. For the three months ended March 31, 2024, Noble Finance II’s operating income (loss) was $10.9 million higher than that of Noble. The operating income (loss) difference is primarily a result of expenses related to corporate legal costs and administration charges attributable to Noble for operations support and stewardship-related services.
Second Lien Notes
On February 5, 2021, pursuant to the Backstop Commitment Agreement, dated October 12, 2020, among the Debtors and the backstop parties thereto, Noble Cayman and Noble Finance Company consummated the Rights Offering of the Second Lien Notes and associated Noble Cayman Shares at an aggregate subscription price of $200.0 million.
On April 18, 2023, we redeemed the remaining balance of approximately $173.7 million aggregate principal amount of outstanding Second Lien Notes using a portion of the proceeds from the offering of the 2030 Notes, and recognized a loss of approximately $25.7 million.
DNB Credit Facility and New DNB Credit Facility
On October 3, 2022 (the Closing Date”) the merger, pursuant to a Business Combination Agreement, dated November 10, 2021, as amended (the “Business Combination”) by and among Noble, the Drilling Company of 1972 A/S, a Danish public limited liability company (“Maersk Drilling”) and the other parties thereto, became effective and Noble guaranteed the Term and Revolving Facilities Agreement dated December 6, 2018, by and among Maersk Drilling, the rig owners and material intragroup charterers party thereto and DNB Bank ASA as agent (as amended from time to time, the “DNB Credit Facility”) and on December 22, 2022, it was terminated and replaced with the New DNB Credit Facility. On April 18, 2023, we repaid the $347.5 million of outstanding borrowings under the New DNB Credit Facility using a portion of the proceeds from the offering of the 2030 Notes, and recognized a loss of approximately $0.7 million.
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
The following table presents the carrying value, net of unamortized debt issuance costs and discounts or premiums, and the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, respectively:

	March 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior secured notes
8.000% Senior Notes due April 2030	$586,622	$625,440	$586,203	$626,472
Credit facility
Amended and Restated Senior Secured Revolving Credit Facility matures April 2028	—	—	—	—
Total debt	586,622	625,440	586,203	626,472
Less: Current maturities of long-term debt	—	—	—	—
Long-term debt	$586,622	$625,440	$586,203	$626,472
Note 6 — Revenue and Customers
Disaggregation of Revenue
The following table provides information about contract drilling services revenue by rig types:

	Three Months Ended March 31,
	2024	2023
Floaters	$494,467	$476,234
Jackups	117,958	99,056
Total	$612,425	$575,290
Contract Balances
Accounts receivable are recognized when the right to the consideration becomes unconditional based upon contractual billing schedules. Payment terms on invoiced amounts are typically 30 to 60 days. Customer contract assets and liabilities generally consist of deferred revenue and contract costs resulting from past transactions related to the provision of services under contracts with customers. Current contract asset and liability balances are included in “Prepaid expenses and other current assets” and “Other current liabilities,” respectively, and noncurrent contract assets and liabilities are included in “Other assets” and “Other liabilities,” respectively, on our Condensed Consolidated Balance Sheets. Off-market customer contract assets and liabilities have been recognized in connection with our emergence from Chapter 11 and the Business Combination with Maersk Drilling and are included in “Intangible assets” and “Noncurrent contract liabilities,” respectively.
The following table provides information about contract assets and contract liabilities from contracts with customers:

	March 31, 2024	December 31, 2023
Current customer contract assets	$5,288	$4,208
Noncurrent customer contract assets	169	208
Total customer contract assets	5,457	4,416

Current deferred revenue	(24,458)	(19,679)
Noncurrent deferred revenue	(35,317)	(23,393)
Total deferred revenue	$(59,775)	$(43,072)

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Significant changes in the remaining performance obligation contract assets and the contract liabilities balances for the three months ended March 31, 2024 and 2023, are as follows:

	Contract Assets	Contract Liabilities
Net balance at December 31, 2023	$4,416	$(43,072)

Amortization of deferred costs	(2,707)	—
Additions to deferred costs	3,748	—
Amortization of deferred revenue	—	7,208
Additions to deferred revenue	—	(23,911)
Total	1,041	(16,703)

Net balance at March 31, 2024	$5,457	$(59,775)

Net balance at December 31, 2022	$11,537	$(59,797)

Amortization of deferred costs	(5,433)	—
Additions to deferred costs	6,826	—
Amortization of deferred revenue	—	19,048
Additions to deferred revenue	—	(13,813)
Total	1,393	5,235

Net balance at March 31, 2023	$12,930	$(54,562)

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
Off-market Customer Contract Assets and Liabilities
Upon emergence from Chapter 11 and in connection with the Business Combination with Maersk Drilling, the Company recognized fair value adjustments of $113.4 million and $23.0 million, respectively, related to intangible assets for certain favorable customer contracts. These intangible assets will be amortized as a reduction of contract drilling services revenue from February 5, 2021, and the Closing Date, respectively, through the remainder of the contracts.
In connection with the Business Combination with Maersk Drilling, the Company recognized a fair value adjustment of $237.7 million related to certain unfavorable customer contracts acquired. These liabilities will be amortized as an increase to contract drilling services revenue from the Closing Date through the remainder of the contracts.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)

	Unfavorable contracts	Favorable contracts
Balance at December 31, 2023	$(50,863)	$10,128
Amortization	23,114	(2,761)
Balance at March 31, 2024	$(27,749)	$7,367

Balance at December 31, 2022	$(181,883)	$34,372
Amortization	60,689	(6,961)
Balance at March 31, 2023	$(121,194)	$27,411
Estimated future amortization over the expected remaining contract periods:

	For the Year Ended December 31,
	2024	Total
Unfavorable contracts	$27,749	$27,749
Favorable contracts	(7,367)	(7,367)
Total	$20,382	$20,382
Note 7 — Income Taxes
At March 31, 2024, the Company had deferred tax assets of $209.5 million, net of valuation allowance. Additionally, the Company also had deferred tax liabilities of $10.3 million, inclusive of a valuation allowance of $18.8 million.
During the three months ended March 31, 2024, the Company recognized additional discrete deferred tax benefits of $18.5 million related to releases and adjustments of valuation allowance for deferred tax benefits in Guyana, Nigeria, Switzerland, and Luxembourg.
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
At March 31, 2024, the reserves for uncertain tax positions totaled $181.2 million (net of related tax benefits of $0.1 million). At December 31, 2023, the reserves for uncertain tax positions totaled $202.3 million (net of related tax benefits of $0.1 million).
It is reasonably possible that our existing liabilities related to our reserve for uncertain tax positions may fluctuate in the next 12 months primarily due to the completion of open audits or the expiration of statutes of limitation.
During the three months ended March 31, 2024, our tax provision included tax benefits of $18.5 million related to releases and adjustments of valuation allowance for deferred tax benefits in Guyana, Nigeria, Switzerland, and Luxembourg and a tax benefit of $3.2 million related to a release of an uncertain tax position. Such tax benefits are offset by tax expenses related to new uncertain tax positions of $10.1 million and recurring quarterly accruals of $1.4 million in various countries.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
The OECD, which represents a coalition of member countries, issued various white papers addressing Tax Base Erosion and Jurisdictional Profit Shifting. The recommendations in these white papers are generally aimed at combating what they believe is tax avoidance. Numerous jurisdictions in which we operate have been influenced by these white papers as well as other factors and are increasingly active in evaluating changes to their tax laws. In addition, the OECD has advanced reforms focused on global profit allocation and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as “Pillar Two.” On October 8, 2021, the OECD announced an accord endorsing and providing an implementation plan for Pillar Two agreed upon by 136 nations. On December 15, 2022, the European Council formally adopted a European Union directive on the implementation of the plan by January 1, 2024. Numerous countries, including the UK, have enacted legislation implementing Pillar Two effective January 1, 2024. While we continue to review additional guidance and regulations as they become available, we do not currently believe the impact of this legislation will result in a material adverse effect on our consolidated financial statements.
Note 8 — Employee Benefit Plans
Pension costs (gain) include the following components for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
	Non-US	US	Non-US	US
Interest cost	$516	$2,188	$549	$2,248
Return on plan assets	(564)	(2,311)	(468)	(2,394)
Recognized net actuarial (gain) loss	24	—	59	(58)
Net pension benefit cost (gain)	$(24)	$(123)	$140	$(204)
During the three months ended March 31, 2024 and 2023, we made no contributions to our pension plans. Effective December 31, 2016, employees and alternate payees accrue no future benefits under the US plans and, as such, Noble recognized no service costs with the plans for the three months ended March 31, 2024 and 2023.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 9 — Commitments and Contingencies
Tax Matters
Audit claims of approximately $86.0 million attributable to income and other business taxes remain outstanding and are under continued objection by Noble. Such audit claims are attributable to Mexico related to tax years 2007 and 2009, Guyana related to tax years 2018 to 2021, Saudi Arabia related to tax years 2015 to 2019, Nigeria related to tax years 2011 to 2019, Ghana related to tax years 2011 to 2017, and Egypt related to tax years 2012 to 2016. We intend to vigorously defend our reported positions and currently believe the ultimate resolution of the audit claims will not have a material adverse effect on our condensed consolidated financial statements. This remains under continued monitoring and evaluation on a quarterly basis as facts change and as audits and/or litigation continue to progress.
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
Letters of Credit and Surety bonds
As of March 31, 2024, we had $23.2 million of letters of credit issued under the 2023 Revolving Credit Facility and an additional $72.3 million in letters of credit and surety bonds issued under bilateral arrangements which guarantee our performance as it relates to our drilling contracts, contract bidding, tax appeals, customs duties, and other obligations in various jurisdictions. We expect to comply with the underlying performance requirements and we expect obligations under these letters of credit and surety bonds will not be called.
Other Contingencies
We have entered into agreements with certain of our executive officers, as well as certain other employees. These agreements generally provide for certain compensation and other benefits if the employee is terminated without cause or if the employee resigns for good reason (within the meaning set forth in the agreements). In addition, certain of these agreements contain provisions that are triggered upon a change of control of Noble (within the meaning set forth in the agreements) and a termination of employment without cause or if the employee resigns for good reason in connection with a change of control. The agreements initially have three-year terms and automatically extend, unless either party provides notice not to extend, and provide for certain compensation and other benefits depending on the circumstances.
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
Note 10 — Supplemental Financial Information
Condensed Consolidated Balance Sheets Information
Noble’s restricted cash balance as of March 31, 2024 and December 31, 2023, was $4.5 million and $7.0 million, respectively. All restricted cash is recorded in “Prepaid expenses and other current assets.”
Condensed Consolidated Statements of Cash Flows Information
Operating cash activities
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Three Months Ended March 31,
	2024	2023
Accounts receivable	$(41,382)	$(94,253)
Other current assets	14,102	(16,972)
Other assets	17,848	(650)
Accounts payable	19,918	(17,317)
Other current liabilities	(11,543)	(35,575)
Other liabilities	(3,338)	(1,648)
Total net change in assets and liabilities	$(4,395)	$(166,415)
Non-cash investing and financing activities
Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of March 31, 2024 and December 31, 2023, were $63.0 million and $114.7 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at March 31, 2024, and our results of operations for the three months ended March 31, 2024 and 2023. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q, the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed by Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble”) and our other filings with the US Securities and Exchange Commission (“SEC”). References in this Quarterly Report on Form 10-Q to “Noble,” the “Company,” “we,” “us,” “our” and words of similar meaning refer collectively to Noble and its consolidated subsidiaries.

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, as amended. All statements other than statements of historical facts included in this report or in the documents incorporated by reference, are forward looking statements, including those regarding expected financial performance, revenues, expected utilization, and fleet status, stacking of rigs, effects of new rigs on the market revenues, operating expenses, cash flows, contract status, tenders, terms and duration, dayrates, termination and extensions, contract backlog, the availability, delivery, mobilization, stacking or reactivation, contract commencement, relocation or other movement of rigs and the timing thereof, contract claims, capital expenditures, insurance maintenance and renewals, access to financing, rig demand, peak oil, the offshore drilling market, oil prices, production levels among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil and gas producing nations (together with OPEC, “OPEC+”), and any expectations we may have with respect thereto, our future financial position, business strategy, impairments, repayment of debt, credit ratings, liquidity, borrowings under any credit facilities or other instruments, sources of funds, cost inflation, planned acquisitions or divestitures of assets, governmental regulations and permitting, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, share repurchases, progress, plans and goals related to environmental, social, and governance matters; the outcome of tax disputes; assessments and settlements; and expense management, the outcome of any dispute, litigation, audit or investigation, plans, foreign currency requirements, results of joint ventures, general economic, market, including inflation and recessions, trends and outlook; general political conditions, including political tensions, conflicts and war, timing, benefits or results of acquisitions or dispositions (including the Business Combination (as defined herein), and our plans, objectives, expectations, and intentions related to the Business Combination), and timing for compliance with any new regulations. Forward-looking statements involve risks, uncertainties, and assumptions, and actual results may differ materially from any future results expressed or implied by such forward-looking statements. When used in this report or in the documents incorporated by reference, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “on track,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “shall,” “target,” “will,” and similar expressions are intended to be among the terms that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. The expectations expressing in forward-looking statements are subject to a number of risks and uncertainties, which include, but are not limited to: a decline in the price of oil or gas, reduced demand for oil and gas products and increased regulation of drilling and production, price competition and cyclicality in the offshore drilling industry, offshore rig supply, dayrates and demand for rigs, contract duration, renewal, terminations and repricing, national oil companies and governmental clients, contract backlog, customer and geographic concentration, operational hazards and risks, labor force unionization, labor interruptions and labor regulations, major natural disasters, catastrophic event, acts of war, terrorism or social unrest, pandemic, or other similar event, joint ventures as well as investments in associates, international operations and related mobilization and demobilization of rigs, operational interruptions, delays, upgrades, refurbishment and repair of rigs and any related delays and cost overruns or reduced payment of dayrates, impacts of inflation, renewal of insurance, protection of sensitive information, operational technology systems and critical data, the ability to attract and retain skilled personnel or the increased cost in doing so, supplier capacity constraints or shortages in parts or equipment, supplier production disruptions, supplier quality and sourcing issues or price increases, future mergers, acquisitions or dispositions of businesses or assets or other strategic transactions, hurricanes and windstorm damage, responding to energy rebalancing, non-performance of suppliers or third-party subcontractors, the Business Combination and related integration compliance with Governmental laws and regulations, increasing attention to environmental, social and governance matters, including climate change, compliance with anti-bribery or anti-corruption, international trade laws and regulations, litigation, our ability to maintain effective disclosure controls and procedures and internal control over financial reporting, impairments on property and equipment, including rigs and related capital spares, operating and financial restrictions and maintenance of covenants in our debt financing, tax disputes or tax challenges, that could cause actual plans or results to differ materially from those included in any forward-looking statements. Actual results could differ materially from those expressed as a result of various factors and could, among other impacts, impact our ability to repurchase shares and declare and pay dividends such that we suspend our share repurchase program and reduce, suspend, or totally eliminate dividend payments in the future. These factors include those “Risk Factors” referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 and in our other filings with the Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us. Future quarterly dividends and other shareholder returns will be subject to, amongst other things, approval by the Board of Directors, and may be modified as market conditions dictate.

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

Executive Overview
Noble is a leading offshore drilling contractor for the oil and gas industry. As of the filing date of this Quarterly Report on Form 10-Q, Noble performs, through its subsidiaries, contract drilling services with a fleet of 31 drilling rigs, consisting of 18 floaters and 13 jackups focused largely on ultra-deepwater and high-specification jackup drilling opportunities in both established and emerging regions worldwide. We typically employ each drilling unit under an individual contract, and many contracts are awarded based upon a competitive bidding process.
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
Although the market outlook in our business varies by geographical region and water depth, we remain encouraged by the outlook in the ultra-deepwater floater market, with overall demand having increased from 2020 lows. However, within this ultra-deepwater market, our customers continue to focus on our highest specification floaters, which represents the majority of our floater fleet. Assuming current market fundamentals, continued customer prioritization towards these highest specification floaters is likely to result in lower utilization for our lower specification drillships and our semi-submersibles. We have also observed an overall demand increase in the global jackup market, with the Middle East being the largest component of this increase. While we remain encouraged about the increasing overall rig demand, to the extent global macroeconomic concerns become more prevalent and produce downward pressure on oil and gas prices, we could experience downward pressure on overall rig demand for both floaters and jackups.
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
While the length of contract terms has started to moderately increase, the overall market remains characterized by generally shorter-term contracts. This leads to an increased number of rig contract start-ups, both with different customers and among different regions. These rig contract start-ups and other shipyard projects may result in incremental resources and costs and, in certain cases, may delay delivery of the applicable rig which may trigger applicable late delivery clauses. Additionally, shorter-term contracts have resulted in, and are likely to continue to result in, lower overall utilization for our fleet driven by more idle time between contracts.
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

We expect inflationary pressures to persist, which has led or may lead to increased costs of services. Additionally, we expect supply chain disruptions to continue, and potentially accelerate, as geopolitical crises, such as the Russia-Ukraine conflict, Middle East conflicts, the Guyana-Venezuela dispute, and their respective regional and global ramifications, have the potential to negatively impact our ability to conduct our day-to-day operations.
Contract Drilling Services Backlog
We maintain a backlog of commitments for contract drilling services. Our contract drilling services backlog reflects estimated future revenues attributable to signed drilling contracts. While backlog did not include any letters of intent as of March 31, 2024, in the past we have included in backlog certain letters of intent that we expect to result in binding drilling contracts. As of March 31, 2024, contract drilling services backlog totaled approximately $4.5 billion, which includes a commitment of approximately 60% of available days for the remainder of 2024.
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
The table below presents the amount of our contract drilling services backlog as of March 31, 2024, and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2024 (1)	2025	2026	2027
	(In thousands)
Contract Drilling Services Backlog
Floaters (2)	$3,403,854	$1,296,318	$1,076,345	$775,663	$255,528
Jackups (3)	1,078,697	370,396	310,518	214,723	183,060
Total	$4,482,551	$1,666,714	$1,386,863	$990,386	$438,588
Percent of Available Days Committed (4)
Floaters		56%	38%	28%	9%
Jackups		66%	38%	18%	14%
Total		60%	38%	23%	11%
(1)Represents a nine-month period beginning April 1, 2024.
(2)Noble entered into a multi-year Commercial Enabling Agreement (the “CEA”) with ExxonMobil in February 2020. Under the CEA, dayrates earned by each rig will be updated twice per year to the projected market rate at the time the new rate goes into effect, subject to a scale-based discount and a performance bonus that appropriately aligns the interests of Noble and ExxonMobil. Under the CEA, the table above includes awarded and remaining term of three years and two months related to each of the four following rigs: the Noble Tom Madden, Noble Bob Douglas, Noble Don Taylor, and Noble Sam Croft. Under the CEA, ExxonMobil may reassign terms among rigs.
(3)In 2022, Noble renewed its five-year Framework Agreement with Aker BP for the provision of ultra-harsh environment jackup rigs, the Noble Integrator and Noble Invincible, for activities offshore Norway. Under the Framework Agreement, different rate structures apply reflecting different operating modes, agreed incentive schemes, and adjustments for operating expenses. Rate structures are adjusted annually to reflect market conditions.
(4)Percent of available days committed is calculated by dividing the total number of days our rigs are operating under contract for such period by the product of the number of our rigs, including cold-stacked rigs, and the number of calendar days in such period.
The amount of actual revenues earned and the actual periods during which revenues are earned may be materially different than the backlog amounts and backlog periods presented in the table above due to various factors, including, but not limited to, shipyard and maintenance projects, unplanned downtime, the operation of market benchmarks for dayrate resets, achievement of bonuses, weather conditions, reduced standby or mobilization rates, and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the periods for which the backlog is calculated. See Part I, Item 1A, “Risk Factors – Risks Related to Our Business and Operations – Our current backlog of contract drilling revenue may not be ultimately realized” in our Annual Report on Form 10-K for the year ended December 31, 2023.
As of March 31, 2024, ExxonMobil, Aker BP, and Petrobras represented approximately 42.4%, 16.2%, and 13.9% of our backlog, respectively.
Strategy
Our business strategy is centered around efficient, reliable, and safe offshore drilling to provide the best services for our customers. The Business Combination with Maersk Drilling created one of the youngest and highest specification fleets of global scale in the industry, with diversification across asset classes, geographic regions, and customers. The combined company has a track record of high utilization coupled with an unwavering commitment to safety and customer satisfaction. We strive to be a leader in industry innovation and sustainability.
See Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2023, for additional information on our business and strategy.
Results of Operations
Results for the Three Months Ended March 31, 2024 and 2023
Net income for the three months ended March 31, 2024 (the “current quarter”), was $95.5 million, or $0.66 per diluted share, on operating revenues of $637.1 million compared to net income for the three months ended March 31, 2023, of $108.1 million, or $0.74 per diluted share, on operating revenues of $610.1 million.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates, and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “Contract Drilling Services” below.
The following table presents the average rig utilization, operating days, and average dayrates for our rig fleet for the periods indicated:

	Average Rig Utilization (1)		Operating Days (2)		Average Dayrates (2)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023	2024	2023
Floaters	64%	77%	1,101	1,314	433,608	331,705
Jackups	67%	70%	794	877	144,187	97,940
Total	65%	74%	1,895	2,191	$312,502	$238,130
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

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
Operating revenues:	2024	2023	$	%
Contract drilling services	$612,425	$575,290	$37,135	6%
Reimbursables and other (1)	24,659	34,764	(10,105)	(29)%
	637,084	610,054	27,030	4%
Operating costs and expenses:
Contract drilling services	$389,867	$361,789	$28,078	8%
Reimbursables (1)	17,680	26,006	(8,326)	(32)%
Depreciation and amortization	86,698	69,942	16,756	24%
General and administrative	25,961	30,037	(4,076)	(14)%
Merger and integration costs	9,331	11,631	(2,300)	(20)%
Hurricane losses and (recoveries), net	—	3,544	(3,544)	(100)%
	529,537	502,949	26,588	5%
Operating income (loss)	$107,547	$107,105	$442	—%
(1)We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations, or cash flows.
The following table provides information about contract drilling revenue and costs by rig types (dollars in millions except average dayrates):

		Three Months Ended March 31,
		2024		2023
		Floaters	Jackups	Floaters	Jackups
Contract drilling services revenues		$494.4	$118.0	$476.2	$99.1
Contract drilling services costs		$291.1	$98.8	$270.9	$90.9
Average rig utilization		64%	67%	77%	70%
Operating days		1,101	794	1,314	877
Average dayrates		$433,608	$144,187	$331,705	$97,940
Total rigs	— Beginning and ending	19	13	19	13
Contract Drilling Services Revenues
Floaters. During the first quarter of 2024, floaters generated revenue of $494.4 million, as compared to $476.2 million in the first quarter of 2023. The increase in revenue was mainly attributable to $136.0 million from an increase in average dayrates in the current period and was partly offset by $94.2 million from rigs with net changes in operating days in the current period. Additionally, floater revenue from net non-cash amortization related to off-market customer contract assets and liabilities decreased $23.6 million in the current quarter.
Jackups. During the first quarter of 2024, jackups generated revenue of $118.0 million, as compared to $99.1 million in the first quarter of 2023. The increase in revenue was primarily attributable to $45.0 million from an increase in average dayrates in the current period. The increase was offset by $15.4 million from rigs with net changes in operating days in the current period. Additionally, jackup revenue from net non-cash amortization related to off-market customer contract assets and liabilities decreased $9.7 million in the current quarter.

Operating Costs and Expenses
Floaters. During the first quarter of 2024, total contract drilling services costs related to floaters was $291.1 million, as compared to $270.9 million in the first quarter 2023. The primary drivers of this increase were $6.9 million in labor, $2.0 million in transportation and storage, $2.9 million in fuel, $2.6 million in insurance, and $5.8 million in increased non-labor crew costs and operations support costs across the remainder of the fleet.
Jackups. During the first quarter of 2024, total contract drilling services cost related to jackups was $98.8 million, as compared to $90.9 million in the first quarter 2023. The primary drivers of the increase were $7.9 million in increased non-labor crew costs, repairs and maintenance, and operations support costs across the fleet.
Depreciation and amortization. Depreciation and amortization totaled $86.7 million and $69.9 million during the first quarter of 2024 and 2023, respectively. Depreciation and amortization increased by $16.8 million in the current quarter primarily due to the timing of capital additions that were placed in service as compared to retirements among the periods.
General and administrative. General and administrative expenses totaled $26.0 million and $30.0 million during the first quarter of 2024 and 2023, respectively. The decrease was primarily related to the completion of certain integration activities after the Business Combination with Maersk Drilling in October 2022 resulting in decreases across several categories, including employee related costs.
Merger and integration costs. Noble incurred $9.3 million and $11.6 million of merger and integration costs during the first quarter of 2024 and 2023, respectively, primarily as a result of the Business Combination with Maersk Drilling in October 2022. Costs primarily related to severance plans, transaction-related acquisition costs, professional fees, and certain integration-related activities that were directly attributable to the Business Combination.
Hurricane losses and (recoveries), net. During the first quarter of 2024, costs incurred in connection with the Hurricane Ida incident were offset by accrued recoveries. For additional information about the Hurricane Ida incident, see “Note 9 — Commitments and Contingencies” to our unaudited condensed consolidated financial statements.
Other Income and Expenses
Interest expense, net of amounts capitalized. Interest expense totaled $17.5 million and $16.9 million during the first quarter of 2024 and 2023, respectively. Interest expense primarily relates to our 8.000% Senior Notes issued in April 2023, which refinanced prior debt assumed in the Business Combination with Maersk Drilling in October 2022. In the first quarter of 2024, $5 million of interest expense related to non-income taxes substantially offset decreases in interest on debt. For additional information, see “Note 5 — Debt” to our unaudited condensed consolidated financial statements.
Interest income and other, net. Noble recognized other losses of $4.7 million and interest income of $2.0 million during the first quarter of 2024 and 2023, respectively.
Income tax benefit (provision). Noble recorded an income tax benefit of $10.2 million and $15.8 million during the first quarter of 2024 and 2023, respectively.
During the first quarter of 2024, our tax provision included tax benefits of $18.5 million related to releases and adjustments of valuation allowance for deferred tax benefits in Guyana, Nigeria, Switzerland, and Luxembourg and a tax benefit of $3.2 million related to a release of an uncertain tax position. Such tax benefits are offset by tax expenses related to new uncertain tax positions of $10.1 million and recurring quarterly accruals of $1.4 million in various countries.
During the first quarter of 2023, our tax provision included a Luxembourg valuation allowance increase of $4.5 million, deferred tax expense related to contract fair value amortization of $4.2 million, and current and deferred tax expense related to various recurring quarterly accruals of $25.6 million primarily in Guyana, Luxembourg, and Switzerland. Such tax expenses were offset by a deferred tax benefit of $50.1 million related to a release of a valuation allowance in Guyana and Switzerland.
Liquidity and Capital Resources
Amended and Restated Senior Secured Revolving Credit Agreement
On April 18, 2023, Noble entered into the 2023 Revolving Credit Agreement. The Revolving Credit Facility under the 2023 Revolving Credit Agreement provides for commitments of $550 million with maturity in 2028. The guarantors under the 2023 Revolving Credit Facility are the same subsidiaries of Noble Finance II that are or will be guarantors of the 2030 Notes.

As of March 31, 2024, we had no loans outstanding and $23.2 million of letters of credit issued under the 2023 Revolving Credit Facility. For additional information about our 2023 Revolving Credit Facility as of March 31, 2024, see “Note 5 — Debt” to our unaudited condensed consolidated financial statements.
Sources and Uses of Cash
Our principal sources of capital in the current period were cash generated from operating activities. Cash on hand during the current period was primarily used for the following:
•normal recurring operating expenses;
•planned and discretionary capital expenditures;
•fees and expenses related to merger and integration costs;
•dividend payments; and
•certain contractual cash obligations and commitments.
Our anticipated cash flow needs, both in the short term and long term, may also include the above as well as repurchases, redemptions, or repayments of debt and interest and share repurchases.
We currently expect to fund our cash flow needs with cash generated by our operations, cash on hand, proceeds from sales of assets, or borrowings under the 2023 Revolving Credit Facility and we believe this will provide us with sufficient liquidity to fund our cash flow needs over the next 12 months. Subject to market conditions and other factors, we may also issue equity or long-term debt securities to fund our cash flow needs and for other purposes. In 2023 and during the first quarter of 2024, we incurred additional expenses and capital costs related to the damage and repair of two jackup rigs. Regarding one rig, these incurred costs exceeded our deductible amount. As such, we received partial insurance recoveries in 2023 and we continue to seek insurance recoveries for the remainder of the incurred and anticipated costs.
Net cash provided by operating activities was $128.7 million and net cash used in operating activities was $63.1 million for the three months ended March 31, 2024 and 2023, respectively. The increase in net cash provided by operating activities for the three months ended March 31, 2024 was primarily attributable to improvements in cash flows from operating assets and liabilities, with key drivers being an increase in payments from customers offset by a reduction in payments to vendors. We had working capital of $367.7 million at March 31, 2024, and $420.1 million at December 31, 2023.
Net cash used in investing activities was $166.6 million and $62.7 million for the three months ended March 31, 2024 and 2023, respectively, and primarily consisted of capital expenditures on routine projects associated with overhauls and upgrades on various rigs.
Net cash used in financing activities was $112.8 million and $170.5 million for the three months ended March 31, 2024 and 2023, respectively. The three months ended March 31, 2024, included dividend payments to our shareholders of $59.4 million as well as $53.4 million in taxes withheld on vested employee share-based compensation. The three months ended March 31, 2023, included repayment of the DSF Credit Facility in full, using cash on hand of $152.2 million and share repurchases of $10.0 million.
At March 31, 2024, we had a total contract drilling services backlog of approximately $4.5 billion, which includes a commitment of 60% of available days for the remainder of 2024. For additional information regarding our backlog, see “Contract Drilling Services Backlog.”
Capital Additions
Capital additions totaled $114.9 million for the three months ended March 31, 2024, and consisted of the following:
•$51.2 million for sustaining capital;
•$58.5 million in major projects, including subsea and other related projects; and
•$5.2 million for rebillable capital and contract modifications.
Our total capital additions estimate for the year ending December 31, 2024, net of reimbursements, is expected to range between $400 million and $440 million, of which approximately $270 million to $300 million is currently anticipated to be spent for sustaining capital. We expect to fund these capital additions with cash generated by our operations and cash on hand.

From time to time we consider possible projects and may have certain events, such as insured losses, that would require expenditures that are not included in our capital budget, and such unbudgeted expenditures could be significant. In addition, while liquidity and preservation of capital remains our top priority, we will continue to evaluate acquisitions of drilling units from time to time.
Dividends
Our most recent quarterly dividend, totaling approximately $59.4 million (or $0.40 per share), was declared on February 22, 2024, and paid on March 21, 2024, to shareholders of record at close of business on March 08, 2024.
On May 06, 2024, Noble announced that its Board of Directors approved a declaration of a quarterly cash dividend on our Ordinary Shares of $0.40 per share. This dividend is to be payable on June 27, 2024, to shareholders of record at close of business on June 06, 2024.
The declaration and payment of dividends require authorization of the Board of Directors, provided that such dividends on issued share capital may be paid only out of the Company’s “distributable reserves” as determined by reference to relevant statutory accounts in accordance with English law. The Company is not permitted to pay dividends out of share capital, which includes share premiums. The payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, the availability of sufficient distributable reserves, contractual and indenture restrictions, and other factors deemed relevant by the Board of Directors.
Critical Accounting Estimates
We prepare our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. We disclose our significant accounting policies in “Note 1— Organization and Significant Accounting Policies” to our audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.
For information about our critical accounting policies and estimates, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023. As of March 31, 2024, there have been no material changes to the judgments, assumptions, and estimates upon which our critical accounting policies and estimates are based.
See Part I, Item 1, Financial Statements, “Note 2 — Accounting Pronouncements,” to the unaudited condensed consolidated financial statements for a description of the recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no significant change in our exposure to market risk when compared to those disclosed in Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 4. Controls and Procedures
Conclusions Regarding Disclosure Controls and Procedures
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Noble, and Richard B. Barker, Executive Vice President and Chief Financial Officer (Principal Financial Officer) of Noble, have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. On the basis of this evaluation and, as a result of the material weakness in internal control over financial reporting as described below, Mr. Eifler and Mr. Barker have concluded that Noble’s disclosure controls and procedures were not effective as of March 31, 2024.
Previously Reported Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, we previously identified a material weakness in the Company’s internal control over financial reporting as the Company did not design and maintain effective controls over certain information technology (“IT”) general controls for an information system that is relevant to the preparation of Noble’s consolidated financial statements. Specifically, the Company did not design and maintain (i) program change management controls to ensure that program and data changes are identified, tested, authorized, and implemented appropriately and (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel.
The material weakness described above did not result in a misstatement to our annual or interim consolidated financial statements. However, the material weakness could result in a misstatement of our financial statement accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation Plan
Noble is committed to the planning and implementation of remediation efforts to address the material weakness described above. As of the end of the third quarter of 2023, we completed the design and implementation of controls related to (i) program change management controls to ensure that program and data changes are identified, tested, authorized, and implemented appropriately and (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel. While we have completed the design and implementation of these controls, certain controls have not operated effectively for a sufficient period of time to demonstrate the material weakness has been remediated. Therefore, the remediation plan includes the continued operation of the newly designed and implemented controls.
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
The actions that we are taking are subject to ongoing senior management review as well as Audit Committee oversight. As we continue to monitor the effectiveness of our internal control over financial reporting in the area affected by the material weakness, we will perform additional procedures, including the use of manual mitigating control procedures where necessary, and plan to employ any additional resources deemed necessary to provide assurance that our financial statements continue to be fairly stated in all material respects. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue reviewing and making necessary changes to our internal controls' overall design.
Changes in Internal Control Over Financial Reporting
There were no changes in Noble’s internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Noble.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is presented in “Note 9 — Commitments and Contingencies,” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 1A. Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. You should carefully read and consider “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2023, which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exercises of Warrants
During the three months ended March 31, 2024:
•222 Ordinary Shares were issued to holders of our Tranche 1 Warrants pursuant to exercises of 222 Tranche 1 Warrants; and
•68 Ordinary Shares were issued to holders of our Tranche 2 Warrants pursuant to exercises of 68 Tranche 2 Warrants.
•No Ordinary Shares were issued to holders of our Tranche 3 Warrants pursuant to exercises of 175 Tranche 3 Warrants.
Such Ordinary Shares were issued pursuant to the exemptions from the registration requirements of the Securities Act under Section 4(a)(2) under the Securities Act or Section 1145 of the Bankruptcy Code. For more information on the terms of exercise and other features of the warrants, see our Annual Report on Form 10-K for the year ended December 31, 2023.
Share Repurchases
The following table presents information about our purchases of equity securities for the three months ended March 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
January 1 - 31, 2024	—	$—	—	$290,174,049
February 1 - 29, 2024	—	$—	—	$290,174,049
March 1- 31, 2024	—	$—	—	$290,174,049
Total	—		—	$290,174,049
(1)Subject to restrictions under applicable law discussed in “Note 3 — Income (Loss) Per Share” to our unaudited condensed consolidated financial statements, we announced a share repurchase plan on November 2, 2022, to purchase up to $400 million of outstanding Ordinary Shares or Warrants. The $400 million authorization does not have a fixed expiration, and may be modified, suspended, or discontinued at any time. The program does not obligate us to acquire any particular amount of shares. During the three months ended March 31, 2024, we repurchased none of our Ordinary Shares.

Item 5. Other Information
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the three months ended March 31, 2024, no such plans or other arrangements were adopted, terminated or modified.
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

10.1*	Employment Letter, dated December 20, 2022, by and between Noble Services Company LLC and Caroline Alting.

31.1	Certification of Robert W. Eifler, Noble, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Richard B. Barker, Noble, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of Robert W. Eifler, Noble, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Richard B. Barker, Noble, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Noble Corporation plc, a public limited company formed under the laws of England and Wales

/s/ Richard B. Barker	May 7, 2024
Richard B. Barker Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Jennifer Yeung	May 7, 2024
Jennifer Yeung Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	Date