Form 10-Q
period 2024-06-30
Noble Corp plc
filed 2024-08-01
CIK 1895262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑    No ☐

Number of shares outstanding at July 26, 2024: Noble Corporation plc - 142,918,712

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$162,852	$360,794
Accounts receivable, net	637,034	548,844
Taxes receivable	67,577	39,845
Prepaid expenses and other current assets	119,402	112,265
Total current assets	986,865	1,061,748
Intangible assets	4,356	10,128
Property and equipment, at cost	4,853,998	4,591,936
Accumulated depreciation	(640,185)	(467,600)
Property and equipment, net	4,213,813	4,124,336
Other assets	382,100	311,225
Total assets	$5,587,134	$5,507,437
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$340,161	$395,165
Accrued payroll and related costs	68,179	97,313
Taxes payable	56,128	56,420
Interest payable	10,887	10,707
Other current liabilities	161,643	82,075
Total current liabilities	636,998	641,680
Long-term debt	622,051	586,203
Deferred income taxes	7,772	11,416
Noncurrent contract liabilities	2,241	50,863
Other liabilities	333,070	296,035
Total liabilities	1,602,132	1,586,197
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock, $0.00001 par value; 142,903,508 and 140,773,750 ordinary shares outstanding as of June 30, 2024, and December 31, 2023, respectively	1	1
Additional paid-in capital	3,338,030	3,377,048
Retained earnings	643,918	541,159
Accumulated other comprehensive income (loss)	3,053	3,032
Total shareholders’ equity	3,985,002	3,921,240
Total liabilities and equity	$5,587,134	$5,507,437
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenues
Contract drilling services	$660,710	$606,180	1,273,135	$1,181,470
Reimbursables and other	32,134	32,355	56,793	67,119
	692,844	638,535	1,329,928	1,248,589
Operating costs and expenses
Contract drilling services	335,854	362,533	725,721	724,322
Reimbursables	23,331	24,796	41,011	50,802
Depreciation and amortization	90,770	71,324	177,468	141,266
General and administrative	39,669	32,352	65,630	62,389
Merger and integration costs	10,618	22,452	19,949	34,083
(Gain) loss on sale of operating assets, net	(17,357)	—	(17,357)	—
Hurricane losses and (recoveries), net	—	15,934	—	19,478
	482,885	529,391	1,012,422	1,032,340
Operating income (loss)	209,959	109,144	317,506	216,249
Other income (expense)
Interest expense, net of amounts capitalized	(11,996)	(14,662)	(29,540)	(31,534)
Gain (loss) on extinguishment of debt, net	—	(26,397)	—	(26,397)
Interest income and other, net	(8,183)	(2,940)	(12,918)	(914)
Income (loss) before income taxes	189,780	65,145	275,048	157,404
Income tax benefit (provision)	5,228	671	15,441	16,475
Net income (loss)	$195,008	$65,816	$290,489	$173,879

Per share data
Basic:
Net income (loss)	$1.37	$0.48	$2.04	$1.27
Diluted:
Net income (loss)	$1.34	$0.45	$1.99	$1.19
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$195,008	$65,816	$290,489	$173,879
Other comprehensive income (loss)
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive income (loss), net of tax provision (benefit) of $10 and zero for the three months ended June 30, 2024 and 2023, respectively, and $10 and $2,436 for the six months ended June 30, 2024 and 2023, respectively.	50	41	21	(2,145)
Other comprehensive income (loss), net	50	41	21	(2,145)
Comprehensive income (loss)	$195,058	$65,857	$290,510	$171,734
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$290,489	$173,879
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	177,468	141,266
Amortization of intangible assets and contract liabilities, net	(42,850)	(84,737)
(Gain) loss on extinguishment of debt, net	—	26,397
(Gain) loss on sale of operating assets, net	(17,357)	—
Deferred income taxes	(47,039)	(57,179)
Amortization of share-based compensation	14,327	18,854
Other costs, net	(5,766)	5,404
Changes in components of working capital and other operating activities:
Change in taxes receivable	(30,994)	(20,284)
Net changes in other operating assets and liabilities	(102,798)	(55,520)
Net cash provided by (used in) operating activities	235,480	148,080
Cash flows from investing activities
Capital expenditures	(307,651)	(169,530)
Proceeds from insurance claims	8,528	—
Proceeds from disposal of assets, net	(690)	—
Net cash provided by (used in) investing activities	(299,813)	(169,530)
Cash flows from financing activities
Issuance of debt	—	600,000
Borrowings on credit facilities	35,000	—
Repayments of debt	—	(673,411)
Debt extinguishment costs	—	(25,697)
Debt issuance costs	—	(24,914)
Warrants exercised	282	102
Share repurchases	—	(70,000)
Dividend payments	(116,581)	—
Taxes withheld on employee stock transactions	(53,627)	(8,355)
Net cash provided by (used in) financing activities	(134,926)	(202,275)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(199,259)	(223,725)
Cash, cash equivalents, and restricted cash, beginning of period	367,745	485,707
Cash, cash equivalents, and restricted cash, end of period	$168,486	$261,982
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at March 31, 2024	142,816	$1	$3,331,161	$578,858	$3,003	$3,913,023
Employee related equity activity
Amortization of share-based compensation	—	—	6,789	—	—	6,789
Issuance of share-based compensation shares	6	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(196)	—	—	(196)
Warrants exercised	82	—	276	—	—	276
Dividends	—	—	—	(129,948)	—	(129,948)
Net income (loss)	—	—	—	195,008	—	195,008
Other comprehensive income (loss), net	—	—	—	—	50	50
Balance at June 30, 2024	142,904	$1	$3,338,030	$643,918	$3,053	$3,985,002

Balance at December 31, 2023	140,774	$1	$3,377,048	$541,159	$3,032	$3,921,240
Employee related equity activity
Amortization of share-based compensation	—	—	14,327	—	—	14,327
Issuance of share-based compensation shares	2,048	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(53,627)	—	—	(53,627)
Warrants exercised	82	—	282	—	—	282
Dividends	—	—	—	(187,730)	—	(187,730)
Net income (loss)	—	—	—	290,489	—	290,489
Other comprehensive income (loss), net	—	—	—	—	21	21
Balance at June 30, 2024	142,904	$1	$3,338,030	$643,918	$3,053	$3,985,002
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - CONTINUED
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at March 31, 2023	138,623	$1	$3,348,852	$353,993	$1,461	$3,704,307
Employee related equity activity
Amortization of share-based compensation	—	—	9,203	—	—	9,203
Issuance of share-based compensation shares	7	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(28)	—	—	(28)
Warrants exercised	4	—	81	—	—	81
Share repurchases	(1,550)	—	—	(60,000)	—	(60,000)
Net income (loss)	—	—	—	65,816	—	65,816
Other comprehensive income (loss), net	—	—	—	—	41	41
Balance at June 30, 2023	137,084	$1	$3,358,108	$359,809	$1,502	$3,719,420

Balance at December 31, 2022	134,681	$1	$3,347,507	$255,930	$3,647	$3,607,085
Employee related equity activity
Amortization of share-based compensation	—	—	18,854	—	—	18,854
Issuance of share-based compensation shares	447	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(8,355)	—	—	(8,355)
Warrants exercised	3,776	—	102	—	—	102
Share repurchases	(1,820)	—	—	(70,000)	—	(70,000)
Net income (loss)	—	—	—	173,879	—	173,879
Other comprehensive income (loss), net	—	—	—	—	(2,145)	(2,145)
Balance at June 30, 2023	137,084	$1	$3,358,108	$359,809	$1,502	$3,719,420
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)

Note 1 — Organization and Basis of Presentation
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble”, the “Company”, or “we”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921. As of the filing date of this report, our fleet of 31 drilling rigs consisted of 18 floaters and 13 jackups.
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
Note 2 — Acquisitions
Proposed Merger with Diamond Offshore Drilling
On June 9, 2024, Noble entered into an agreement and plan of merger (the “Diamond Merger Agreement”) with Diamond Offshore Drilling, Inc. (“Diamond”), Dolphin Merger Sub 1, Inc., and Dolphin Merger Sub 2, Inc., under which Noble will acquire Diamond in a stock plus cash transaction (the “Diamond Transaction”). Pursuant to the terms and conditions set forth in the Diamond Merger Agreement, Diamond shareholders will receive 0.2316 shares of Noble, plus cash consideration of $5.65 per share for each share of Diamond stock, representing a premium of 11.4% to Diamond’s closing share price on June 7, 2024. Upon closing of the Diamond Transaction, Diamond shareholders are expected to own approximately 14.5% of Noble’s outstanding shares. Noble intends to fund the cash portion of the Diamond Transaction through new debt financing, which Noble has secured through a $600.0 million committed bridge financing facility.
The Diamond Transaction has been unanimously approved by the board of directors of each company. The Diamond Merger Agreement contains certain termination rights, including, but not limited to, each party’s right to terminate the Diamond Merger Agreement in the event that the Diamond Transaction has not been consummated on or before June 9, 2025 (the “End Date”); except that the End Date will automatically be successively extended to December 9, 2025, and June 9, 2026, if all required applicable regulatory approvals have not been obtained by what would otherwise be the End Date but all other conditions to closing have been satisfied. At 11:59 ET on July 24, 2024, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired in connection with the pending merger. Completion of the Diamond Transaction is subject to the satisfaction of the remaining customary closing conditions, including approval by Diamond's stockholders and the receipt of informal clearance by the Australian Competition & Consumer Commission. A special meeting of Diamond stockholders to vote on the transaction is currently scheduled for 8:30 a.m. CDT on August 27, 2024.
Note 3 — Accounting Pronouncements
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
In November 2023, the FASB issued ASU No. 2023-07 ("ASU 2023-07"), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires, among other things, the following: (i) enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included in a segment's reported measure of profit or loss, (ii) disclosure of the amount and description of the composition of other segment items, as defined in ASU 2023-07, by reportable segment, and (iii) reporting the disclosures about each reportable segment's profit or loss and assets on an annual and interim basis. The provisions of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024; early adoption is permitted. The Company continues to evaluate the potential impact of this pronouncement.
Note 4 — Income (Loss) Per Share
The following table presents the computation of basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$195,008	$65,816	$290,489	$173,879
Denominator:
Weighted average shares outstanding – basic	142,854	138,058	142,404	136,502
Dilutive effect of share-based awards	1,559	3,242	1,559	3,242
Dilutive effect of warrants	1,647	5,692	1,651	6,810
Weighted average shares outstanding – diluted	146,060	146,992	145,614	146,554
Per share data
Basic
Net income (loss)	$1.37	$0.48	$2.04	$1.27
Diluted
Net income (loss)	$1.34	$0.45	$1.99	$1.19
Only those items having a dilutive impact on our basic income (loss) per share are included in diluted income (loss) per share. The following table displays the share-based instruments that have been excluded from diluted income (loss) per share since the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Warrants (1)	2,774	2,774	2,774	2,774
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
Share Capital
As of June 30, 2024, Noble had approximately 142.9 million A ordinary shares, par value $0.00001 per share (“Ordinary Shares”) outstanding as compared to approximately 140.8 million Ordinary Shares outstanding at December 31, 2023. In addition, as of June 30, 2024, 1.0 million Tranche 1 Warrants, 1.1 million Tranche 2 Warrants, and 2.8 million Tranche 3 Warrants (each as defined herein) were outstanding and exercisable. We also have 5.2 million Ordinary Shares authorized and reserved for issuance pursuant to equity awards under the Noble Corporation plc 2022 Long-Term Incentive Plan.
Our most recent quarterly dividend payment to shareholders, totaling approximately $57.2 million (or $0.40 per share), was declared on May 6, 2024, and paid on June 27, 2024, to shareholders of record at close of business on June 6, 2024.
On June 10, 2024, Noble’s Board of Directors declared an interim quarterly cash dividend on our Ordinary Shares of $0.50 per share for the third quarter of 2024. This dividend is in addition to the $0.40 per share dividend previously announced which was paid on June 27, 2024, to shareholders of record at close of business on June 6, 2024. The $0.50 dividend is expected to be paid on September 26, 2024, to shareholders of record at close of business on September 12, 2024. As of June 30, 2024, we had dividends accrued of $71.5 million included in “Other current liabilities.”
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
Share Repurchases
Under law, the Company is only permitted to purchase its own Ordinary Shares by way of an “off-market purchase” pursuant to a contract approved by shareholders. Such purchases may be paid for only out of Noble’s “distributable reserves” as determined by reference to relevant statutory accounts in accordance with law. As of the date of this report, we have shareholder authority to repurchase up to 15% per annum of the issued share capital of the Company as of the beginning of each fiscal year for a five-year period (subject to an overall aggregate maximum of 20,601,161 Ordinary Shares). During the three and six months ended June 30, 2024, we did not repurchase any of our Ordinary Shares. During the three and six months ended June 30, 2023, we repurchased 1.6 million and 1.8 million of our Ordinary Shares, respectively, which were subsequently cancelled.
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
Note 5 — Property and Equipment
Property and equipment, at cost, for Noble consisted of the following:

	June 30, 2024	December 31, 2023
Drilling equipment and facilities	$4,471,409	$4,338,229
Construction in progress	337,876	210,759
Other	44,713	42,948
Property and equipment, at cost	$4,853,998	$4,591,936
Capital additions, including capitalized interest, during the three months ended June 30, 2024 and 2023, totaled $151.7 million and $115.9 million, respectively, and during the six months ended June 30, 2024 and 2023, totaled $266.6 million and $170.9 million, respectively.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
During the second quarter of 2024, we sold the Noble Explorer for total proceeds of $25.0 million, $21.5 million of which was received in the fourth quarter of 2023, resulting in a pre-tax gain of $17.4 million.
Note 6 — Debt
Amended and Restated Senior Secured Revolving Credit Agreement
In April 2023, Noble entered into the Amended and Restated Senior Secured Revolving Credit Agreement, dated April 18, 2023, and as amended on June 24, 2024 (the “2023 Revolving Credit Agreement”), by and among Noble Finance II LLC (“Noble Finance II”), Noble International Finance Company, and Noble Drilling A/S, as borrowers, the lenders and issuing banks party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, and security trustee (the 2023 Revolving Credit Agreement and the facility thereunder, the “2023 Revolving Credit Facility”). The 2023 Revolving Credit Facility provides for commitments of $550.0 million with maturity in 2028. The guarantors (the “Guarantors”) under the 2023 Revolving Credit Facility are the same subsidiaries of Noble Finance II that are or will be guarantors of the 2030 Notes (as defined below). As of June 30, 2024, we had $35.0 million borrowings outstanding and $23.2 million of letters of credit issued under the 2023 Revolving Credit Agreement.
8.000% Senior Notes due 2030
In April 2023, Noble Finance II, a wholly owned subsidiary of Noble, issued the $600.0 million in aggregate principal amount of its 8.000% Senior Notes due 2030 (the “2030 Notes”). The 2030 Notes were issued pursuant to an indenture, dated April 18, 2023, among Noble Finance II, the Guarantors, and U.S. Bank Trust Company, National Association, as trustee.
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
The indenture governing the 2030 Notes contains a covenant that requires Noble Finance II to furnish to holders of the 2030 Notes certain financial information relating to Noble Finance II and its restricted subsidiaries. The obligation to furnish such information may be satisfied by providing financial information of Noble along with a description of the differences between such information and the financial information of Noble Finance II and its restricted subsidiaries on a standalone basis. As a result of Noble conducting substantially all of its business through Noble Finance II, the financial position and results of operations for Noble Finance II are the same as the information presented for Noble in all material respects. For the three and six months ended June 30, 2024, Noble Finance II’s operating income (loss) was $22.8 million and $33.8 million higher, respectively, than that of Noble. For the three and six months ended June 30, 2023, Noble Finance II’s operating income (loss) was $16.3 million and $30.8 million higher, respectively, than that of Noble. The operating income (loss) difference is primarily a result of expenses related to corporate legal costs and administration charges attributable to Noble for operations support and stewardship-related services.
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
DNB Credit Facility and New DNB Credit Facility
On October 3, 2022 (the “Closing Date”) the merger, pursuant to a Business Combination Agreement, dated November 10, 2021, as amended (the “Business Combination”) by and among Noble, the Drilling Company of 1972 A/S, a Danish public limited liability company (“Maersk Drilling”) and the other parties thereto, became effective and Noble guaranteed the Term and Revolving Facilities Agreement dated December 6, 2018, by and among Maersk Drilling, the rig owners and material intragroup charterers party thereto and DNB Bank ASA as agent (as amended from time to time, the “DNB Credit Facility”) and on December 22, 2022, it was terminated and replaced with the New DNB Credit Facility. On April 18, 2023, we repaid

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
the $347.5 million of outstanding borrowings under the New DNB Credit Facility using a portion of the proceeds from the offering of the 2030 Notes, and recognized a loss of approximately $0.7 million.
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
The following table presents the carrying value, net of unamortized debt issuance costs and discounts or premiums, and the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, respectively:

	June 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior secured notes
8.000% Senior Notes due April 2030	$587,051	$623,508	$586,203	$626,472
Credit facility
Amended and Restated Senior Secured Revolving Credit Facility matures April 2028	35,000	35,000	—	—
Total debt	622,051	658,508	586,203	626,472
Less: Current maturities of long-term debt	—	—	—	—
Long-term debt	$622,051	$658,508	$586,203	$626,472
Note 7 — Revenue and Customers
Disaggregation of Revenue
The following table provides information about contract drilling services revenue by rig types:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Floaters	$517,755	$493,983	1,012,222	970,216
Jackups	142,955	112,197	260,913	211,254
Total	$660,710	$606,180	$1,273,135	$1,181,470
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
The following table provides information about contract assets and contract liabilities from contracts with customers:

	June 30, 2024	December 31, 2023
Current customer contract assets	$22,453	$4,208
Noncurrent customer contract assets	12,625	208
Total customer contract assets	35,078	4,416

Current deferred revenue	(42,948)	(19,679)
Noncurrent deferred revenue	(28,898)	(23,393)
Total deferred revenue	$(71,846)	$(43,072)
Significant changes in the remaining performance obligation contract assets and the contract liabilities balances for the six months ended June 30, 2024 and 2023, are as follows:

	Contract Assets	Contract Liabilities
Net balance at December 31, 2023	$4,416	$(43,072)

Amortization of deferred costs	(7,029)	—
Additions to deferred costs	37,691	—
Amortization of deferred revenue	—	23,710
Additions to deferred revenue	—	(52,484)
Total	30,662	(28,774)

Net balance at June 30, 2024	$35,078	$(71,846)

Net balance at December 31, 2022	$11,537	$(59,797)

Amortization of deferred costs	(14,206)	—
Additions to deferred costs	12,009	—
Amortization of deferred revenue	—	38,481
Additions to deferred revenue	—	(19,575)
Total	(2,197)	18,906

Net balance at June 30, 2023	$9,340	$(40,891)
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
Off-market Customer Contract Assets and Liabilities
Upon emergence from Chapter 11 the Company recognized fair value adjustments of $113.4 million related to intangible assets for certain favorable customer contracts, which were fully amortized as of August 2023. In addition, in connection with the Business Combination with Maersk Drilling, the Company recognized additional fair value adjustments of $23.0 million, These intangible assets will be amortized as a reduction of contract drilling services revenue from the Closing Date through the remainder of the contracts.

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

	Unfavorable contracts	Favorable contracts
Balance at December 31, 2023	$(50,863)	$10,128
Amortization	48,622	(5,772)
Balance at June 30, 2024	$(2,241)	$4,356

Balance at December 31, 2022	$(181,883)	$34,372
Amortization	102,091	(17,354)
Balance at June 30, 2023	$(79,792)	$17,018
Estimated future amortization over the expected remaining contract periods:

	For the Year Ended December 31,
	2024	Total
Unfavorable contracts	$2,241	$2,241
Favorable contracts	(4,356)	(4,356)
Total	$(2,115)	$(2,115)
Note 8 — Income Taxes
At June 30, 2024, the Company had deferred tax assets of $248.8 million, net of valuation allowance. Additionally, the Company also had deferred tax liabilities of $7.8 million, inclusive of a valuation allowance of $18.5 million.
During the three months ended June 30, 2024, the Company recognized additional discrete deferred tax benefits of $63.1 million related to releases and adjustments of valuation allowance for deferred tax benefits in Guyana and Luxembourg.
During the six months ended June 30, 2024, the Company recognized additional discrete deferred tax benefits of $81.6 million related to releases and adjustments of valuation allowance for deferred tax benefits in Guyana, Nigeria, Switzerland, and Luxembourg.
During the three months ended June 30, 2023, the Company recognized additional discrete deferred tax benefits of $50.7 million related to releases and adjustments of valuation allowance for deferred tax benefits in Guyana, Norway, Switzerland, and Luxembourg.
During the six months ended June 30, 2023, the Company recognized additional deferred tax benefits of $84.6 million, $3.9 million, and $7.2 million in Guyana, Norway, and Switzerland, respectively.
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
At June 30, 2024, the reserves for uncertain tax positions totaled $183.6 million (net of related tax benefits of $0.1 million). At December 31, 2023, the reserves for uncertain tax positions totaled $202.3 million (net of related tax benefits of $0.1 million).
It is reasonably possible that our existing liabilities related to our reserve for uncertain tax positions may fluctuate in the next 12 months primarily due to the completion of open audits or the expiration of statutes of limitation.
During the three months ended June 30, 2024, our tax provision included tax benefits of $63.1 million mainly related to releases of valuation allowance for deferred tax benefits in Luxembourg. Such tax benefits are offset by tax expenses related to recurring quarterly accruals of $57.8 million mostly in Guyana, Luxembourg, Switzerland, and Nigeria.
During the six months ended June 30, 2024, our tax provision included tax benefits of $81.6 million related to releases and adjustments of valuation allowance for deferred tax benefits in Nigeria, Switzerland, and Luxembourg. Such tax benefits are offset by tax expenses related to a net increase in uncertain tax positions of $6.9 million and recurring quarterly accruals of $59.3 million mostly in Guyana, Luxembourg, Switzerland, and Nigeria
The OECD, which represents a coalition of member countries, issued various white papers addressing Tax Base Erosion and Jurisdictional Profit Shifting. The recommendations in these white papers are generally aimed at combating what they believe is tax avoidance. Numerous jurisdictions in which we operate have been influenced by these white papers as well as other factors and are increasingly active in evaluating changes to their tax laws. In addition, the OECD has advanced reforms focused on global profit allocation and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as “Pillar Two.” On October 8, 2021, the OECD announced an accord endorsing and providing an implementation plan for Pillar Two agreed upon by 136 nations. On December 15, 2022, the European Council formally adopted a European Union directive on the implementation of the plan by January 1, 2024. Numerous countries, including the UK, have enacted legislation implementing Pillar Two effective January 1, 2024. While we continue to review additional guidance and regulations as they become available, we do not currently believe the impact of this legislation will result in a material adverse effect on our consolidated financial statements.
Note 9 — Employee Benefit Plans
Pension costs (gain) include the following components:

	Three Months Ended June 30,
	2024		2023
	Non-US	US	Non-US	US
Interest cost	$518	$2,187	$575	$2,248
Return on plan assets	(567)	(2,310)	(491)	(2,396)
Recognized net actuarial (gain) loss	25	—	63	(57)
Net pension benefit cost (gain)	$(24)	$(123)	$147	$(205)

	Six Months Ended June 30,
	2024		2023
	Non-US	US	Non-US	US
Interest cost	$1,034	$4,375	1,124	4,496
Return on plan assets	(1,131)	(4,621)	(959)	(4,790)
Recognized net actuarial (gain) loss	49	—	122	(115)
Net pension benefit cost (gain)	$(48)	$(246)	$287	$(409)
During the three and six months ended June 30, 2024 and 2023, we made no contributions to our pension plans. Effective December 31, 2016, employees and alternate payees accrue no future benefits under the US plans and, as such, Noble recognized no service costs with the plans for the three and six months ended June 30, 2024 and 2023.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 10 — Commitments and Contingencies
Tax Matters
Audit claims of approximately $84.3 million attributable to income and other business taxes remain outstanding and are under continued objection by Noble. Such audit claims are attributable to Mexico related to tax years 2007 and 2009, Guyana related to tax years 2018 to 2021, Saudi Arabia related to tax years 2015 to 2019, Nigeria related to tax years 2011 to 2019, Ghana related to tax years 2011 to 2017, and Egypt related to tax years 2012 to 2016. We intend to vigorously defend our reported positions and currently believe the ultimate resolution of the audit claims will not have a material adverse effect on our condensed consolidated financial statements. This remains under continued monitoring and evaluation on a quarterly basis as facts change and as audits and/or litigation continue to progress.
We operate in numerous countries throughout the world and our tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. We recognize uncertain tax positions that we believe have a greater than 50% likelihood of being sustained upon challenge by a tax authority. We cannot predict or provide assurance as to the ultimate outcome of any existing or future assessments.
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
Letters of Credit and Surety bonds
As of June 30, 2024, we had $23.2 million of letters of credit issued under the 2023 Revolving Credit Facility and an additional $112.7 million in letters of credit and surety bonds issued under bilateral arrangements which guarantee our performance as it relates to our drilling contracts, contract bidding, tax appeals, customs duties, and other obligations in various jurisdictions. We expect to comply with the underlying performance requirements and we expect obligations under these letters of credit and surety bonds will not be called.
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
Note 11 — Supplemental Financial Information
Condensed Consolidated Balance Sheets Information
Noble’s restricted cash balance as of June 30, 2024 and December 31, 2023, was $5.6 million and $7.0 million, respectively. All restricted cash is recorded in “Prepaid expenses and other current assets.”
Condensed Consolidated Statements of Cash Flows Information
Operating cash activities
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Six Months Ended June 30,
	2024	2023
Accounts receivable	$(88,190)	$(47,998)
Other current assets	(5,096)	(35,641)
Other assets	4,825	4,287
Accounts payable	(17,421)	18,754
Other current liabilities	(1,145)	(13,450)
Other liabilities	4,229	18,528
Total net change in assets and liabilities	$(102,798)	$(55,520)
Non-cash investing and financing activities
Non-cash investing and financing activities excluded from unaudited Condensed Consolidated Statements of Cash Flows are as follows:

	Six Months Ended June 30,
	2024	2023
Accrued capital expenditures at period end	$73,643	$71,291
Dividends declared but not paid at period end	71,452	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at June 30, 2024, and our results of operations for the three and six months ended June 30, 2024 and 2023. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q, the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”), filed by Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble”) and our other filings with the US Securities and Exchange Commission (“SEC”). References in this Quarterly Report on Form 10-Q to “Noble,” the “Company,” “we,” “us,” “our” and words of similar meaning refer collectively to Noble and its consolidated subsidiaries.

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, as amended. All statements other than statements of historical facts included in this report or in the documents incorporated by reference, are forward looking statements, including those regarding expected financial performance, revenues, expected utilization, and fleet status, stacking of rigs, effects of new rigs on the market revenues, operating expenses, cash flows, contract status, tenders, terms and duration, dayrates, termination and extensions, contract backlog, the availability, delivery, mobilization, stacking or reactivation, contract commencement, relocation or other movement of rigs and the timing thereof, contract claims, capital expenditures, insurance maintenance and renewals, access to financing, rig demand, peak oil, the offshore drilling market, oil prices, production levels among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil and gas producing nations (together with OPEC, “OPEC+”), and any expectations we may have with respect thereto, our future financial position, business strategy, impairments, repayment of debt, credit ratings, liquidity, borrowings under any credit facilities or other instruments, sources of funds, cost inflation, planned acquisitions or divestitures of assets, governmental regulations and permitting, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, share repurchases, progress, plans and goals related to environmental, social, and governance matters; the outcome of tax disputes; assessments and settlements; and expense management, the outcome of any dispute, litigation, audit or investigation, plans, foreign currency requirements, results of joint ventures, general economic, market, including inflation and recessions, trends and outlook; general political conditions, including political tensions, conflicts and war, timing for compliance with any new regulations the benefits or results of acquisitions or dispositions (including the Business Combination (as defined herein) and the Diamond Transaction (as defined herein), our plans, objectives, expectations, and intentions related to the Business Combination and Diamond Transaction). Forward-looking statements involve risks, uncertainties, and assumptions, and actual results may differ materially from any future results expressed or implied by such forward-looking statements. When used in this report or in the documents incorporated by reference, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “on track,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “shall,” “target,” “will,” and similar expressions are intended to be among the terms that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. The expectations expressing in forward-looking statements are subject to a number of risks and uncertainties, which include, but are not limited to: a decline in the price of oil or gas, reduced demand for oil and gas products and increased regulation of drilling and production, price competition and cyclicality in the offshore drilling industry, offshore rig supply, dayrates and demand for rigs, contract duration, renewal, terminations and repricing, national oil companies and governmental clients, contract backlog, risks related to the recently announced Diamond Transaction, including the risk that the transaction will not be completed on the timeline or terms currently contemplated, risks related to the ability to obtain any necessary consents or approvals, the risk that the benefits of the transaction may not be fully realized or may take longer to realize than expected, the risk that the costs of the acquisition will be significant and the risk that management attention will be diverted to transaction-related issues, customer and geographic concentration, operational hazards and risks, labor force unionization, labor interruptions and labor regulations, major natural disasters, catastrophic events, acts of war, terrorism or social unrest, pandemic, or other similar event, joint ventures as well as investments in associates, international operations and related mobilization and demobilization of rigs, operational interruptions, delays, upgrades, refurbishment and repair of rigs and any related delays and cost overruns or reduced payment of dayrates, impacts of inflation, renewal of insurance, protection of sensitive information, operational technology systems and critical data, the ability to attract and retain skilled personnel or the increased cost in doing so, supplier capacity constraints or shortages in parts or equipment, supplier production disruptions, supplier quality and sourcing issues or price increases, future mergers, acquisitions or dispositions of businesses or assets or other strategic transactions, hurricanes and windstorm damage, responding to energy rebalancing, non-performance of suppliers or third-party subcontractors, risks related to the Business Combination and the related integration and compliance with laws and regulations, increasing attention to environmental, social and governance matters, including climate change, compliance with anti-bribery or anti-corruption, international trade laws and regulations, litigation, our ability to maintain effective disclosure controls and procedures and internal control over financial reporting, impairments on property and equipment, including rigs and related capital spares, operating and financial restrictions and maintenance of covenants in our debt financing, tax disputes or tax challenges, that could cause actual plans or results to differ materially from those included in any forward-looking statements. Actual results could differ materially from those expressed as a result of various factors and could, among other impacts, impact our ability to repurchase shares and declare and pay dividends such that we suspend our share repurchase program and reduce, suspend, or totally eliminate dividend payments in the future. These factors include those “Risk Factors” referenced or described in Part II, Item 1A “Risk Factors” of this Form 10-Q, Part I, Item 1A. “Risk Factors” of our Form 10-K, and in our

other filings with the SEC. We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us. Future quarterly dividends and other shareholder returns will be subject to, amongst other things, approval by the Board of Directors, and may be modified as market conditions dictate.
Our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge at our website. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.
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
Recent Events
Diamond Transaction. On June 9, 2024, Noble entered into an agreement and plan of merger (the “Diamond Merger Agreement”) with Diamond Offshore Drilling, Inc. (“Diamond”), Dolphin Merger Sub 1, Inc., and Dolphin Merger Sub 2, Inc., under which Noble will acquire Diamond in a stock plus cash transaction (the “Diamond Transaction”). Pursuant to the terms and conditions set forth in the Diamond Merger Agreement, Diamond shareholders will receive 0.2316 shares of Noble, plus cash consideration of $5.65 per share for each share of Diamond stock, representing a premium of 11.4% to Diamond’s closing share price on June 7, 2024. Upon closing of the Diamond Transaction, Diamond shareholders are expected to own approximately 14.5% of Noble’s outstanding shares. Noble intends to fund the cash portion of the Diamond Transaction through new debt financing, which Noble has secured through a $600.0 million committed bridge financing facility.
The Diamond Transaction has been unanimously approved by the board of directors of each company. The Diamond Merger Agreement contains certain termination rights, including, but not limited to, each party’s right to terminate the Diamond Merger Agreement in the event that the Diamond Transaction has not been consummated on or before June 9, 2025 (the “End Date”); except that the End Date will automatically be successively extended to December 9, 2025, and June 9, 2026, if all required applicable regulatory approvals have not been obtained by what would otherwise be the End Date but all other conditions to closing have been satisfied. At 11:59 ET on July 24, 2024, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired in connection with the pending merger. Completion of the Diamond Transaction is subject to the satisfaction of the remaining customary closing conditions, including approval by Diamond's stockholders and the receipt of informal clearance by the Australian Competition & Consumer Commission. A special meeting of Diamond stockholders to vote on the transaction is currently scheduled for 8:30 a.m. CDT on August 27, 2024.
Also, on June 10, 2024, Noble’s Board of Directors approved an interim quarterly cash dividend on our Ordinary Shares of $0.50 per share for the third quarter of 2024. This dividend is in addition to the $0.40 per share dividend previously announced which was paid on June 27, 2024, to shareholders of record at close of business on June 6, 2024. The $0.50 dividend is expected to be paid on September 26, 2024, to shareholders of record at close of business on September 12, 2024. The Company intends to continue to pay dividends on a quarterly basis, and the third quarter dividend represents $2.00 per share on an annualized basis.
Voluntary Delisting. On July 18, 2024, Noble announced its intention to voluntarily delist from NASDAQ Copenhagen ("NASDAQ"). Noble will remain traded on the New York Stock Exchange ("NYSE"), as Noble's primary listing exchange. Noble anticipates such delisting will be effective in late 2024 or early 2025. Noble has not filed, and has not yet determined when it will file, a formal delisting request with NASDAQ.
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
Returning to the broader offshore drilling market, while the length of contract terms has started to moderately increase, the overall market remains characterized by generally shorter-term contracts. This leads to an increased number of rig contract start-ups, both with different customers and among different regions. These rig contract start-ups and other shipyard projects may result in incremental resources and costs and, in certain cases, may delay delivery of the applicable rig which may trigger applicable late delivery clauses. Additionally, shorter-term contracts have resulted in, and are likely to continue to result in, lower overall utilization for our fleet driven by more idle time between contracts.
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
Contract Drilling Services Backlog
We maintain a backlog of commitments for contract drilling services. Our contract drilling services backlog reflects estimated future revenues attributable to signed drilling contracts. While backlog did not include any letters of intent as of June 30, 2024, in the past we have included in backlog certain letters of intent that we expect to result in binding drilling contracts. As of June 30, 2024, contract drilling services backlog totaled approximately $4.2 billion, which includes a commitment of approximately 69% of available days for the remainder of 2024.
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

The table below presents the amount of our contract drilling services backlog as of June 30, 2024, and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2024 (1)	2025	2026	2027
	(In thousands)
Contract Drilling Services Backlog
Floaters (2)	$3,242,461	$918,341	$1,266,254	$802,338	$255,528
Jackups (3)	988,415	256,228	334,404	214,723	183,060
Total	$4,230,876	$1,174,569	$1,600,658	$1,017,061	$438,588
Percent of Available Days Committed (4)
Floaters		66%	44%	29%	9%
Jackups		74%	41%	18%	14%
Total		69%	43%	24%	11%
(1)Represents a six-month period beginning July 1, 2024.
(2)Noble entered into a multi-year Commercial Enabling Agreement (the “CEA”) with ExxonMobil in February 2020. Under the CEA, dayrates for the rigs are repriced on March 1 and September 1 each year to the projected market rate at the time the new rate goes into effect, subject to a scale-based discount and a performance bonus that appropriately aligns the interests of Noble and ExxonMobil. Under the CEA, the table above includes awarded and remaining current contract term to June 5, 2027 related to each of the four following rigs: the Noble Tom Madden, Noble Bob Douglas, Noble Don Taylor, and Noble Sam Croft. Under the CEA, ExxonMobil may reassign remaining contract term among rigs, subject to maintaining certain minimum contract term on the rig from which term is removed.
(3)In 2022, Noble renewed its five-year Framework Agreement with Aker BP (the “Framework Agreement”) for the provision of ultra-harsh environment jackup rigs, the Noble Integrator and Noble Invincible, for activities offshore Norway. Under the Framework Agreement, different rate structures apply reflecting different operating modes, agreed incentive schemes, and adjustments for operating expenses. Rate structures are adjusted annually to reflect market conditions.
(4)Percent of available days committed is calculated by dividing the total number of days our rigs are operating under contract for such period by the product of the number of our rigs, including cold-stacked rigs, and the number of calendar days in such period.
The amount of actual revenues earned and the actual periods during which revenues are earned may be materially different than the backlog amounts and backlog periods presented in the table above due to various factors, including, but not limited to, shipyard and maintenance projects, unplanned downtime, the operation of market benchmarks for dayrate resets, achievement of bonuses, weather conditions, reduced standby or mobilization rates, and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified according to their terms or by mutual consent, or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the periods for which the backlog is calculated. See Part I, Item 1A, “Risk Factors – Risks Related to Our Business and Operations – Our current backlog of contract drilling revenue may not be ultimately realized” in our Form 10-K.
As of June 30, 2024, ExxonMobil, Aker BP, and Petrobras represented approximately 41.4%, 16.0%, and 14.5% of our backlog, respectively.

Results of Operations
Results for the Three Months Ended June 30, 2024 and 2023
Net income for the three months ended June 30, 2024 (the “current quarter”), was $195.0 million, or $1.34 per diluted share, on operating revenues of $692.8 million compared to net income for the three months ended June 30, 2023, of $65.8 million, or $0.45 per diluted share, on operating revenues of $638.5 million.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates, and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “Contract Drilling Services” below.
The following table presents the average rig utilization, operating days, and average dayrates for our rig fleet for the periods indicated:

	Average Rig Utilization (1)		Operating Days (2)		Average Dayrates (2)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023	2024	2023
Floaters	70%	76%	1,138	1,305	435,677	363,167
Jackups	77%	62%	914	786	155,585	128,885
Total	73%	70%	2,052	2,091	$310,962	$275,066
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

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change
Operating revenues:	2024	2023	$	%
Contract drilling services	$660,710	$606,180	$54,530	9%
Reimbursables and other (1)	32,134	32,355	(221)	(1)%
	692,844	638,535	54,309	9%
Operating costs and expenses:
Contract drilling services	$335,854	$362,533	$(26,679)	(7)%
Reimbursables (1)	23,331	24,796	(1,465)	(6)%
Depreciation and amortization	90,770	71,324	19,446	27%
General and administrative	39,669	32,352	7,317	23%
Merger and integration costs	10,618	22,452	(11,834)	(53)%
(Gain) loss on sale of operating assets, net	(17,357)	—	(17,357)	—%
Hurricane losses and (recoveries), net	—	15,934	(15,934)	(100)%
	482,885	529,391	(46,506)	(9)%
Operating income (loss)	$209,959	$109,144	$100,815	92%
(1)We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations, or cash flows.
The following table provides information about contract drilling revenue and costs by rig types (dollars in millions except average dayrates):

		Three Months Ended June 30,
		2024		2023
		Floaters	Jackups	Floaters	Jackups
Contract drilling services revenues		$517.8	$143.0	$494.0	$112.2
Contract drilling services costs		$246.0	$86.8	$278.4	$84.1
Average rig utilization		70%	77%	76%	62%
Operating days		1,138	914	1,305	786
Average dayrates		$435,677	$155,585	$363,167	$128,885
Total rigs	— Beginning	19	13	19	13
	— Disposed	(1)	—	—	—
	— Ending	18	13	19	13
Contract Drilling Services Revenues
Floaters. During the second quarter of 2024, floaters generated revenue of $517.8 million, as compared to $494.0 million in the second quarter of 2023. The increase in revenue was mainly attributable to $76.2 million from an increase in average dayrates in the current period and was partly offset by $54.1 million from rigs with net changes in operating days in the current period. Additionally, floater revenue from net non-cash amortization related to off-market customer contract assets and liabilities increased $1.6 million in the current period.
Jackups. During the second quarter of 2024, jackups generated revenue of $143.0 million, as compared to $112.2 million in the second quarter of 2023. The increase in revenue was mainly attributable to $27.8 million from an increase in average dayrates in the current period and $11.5 million from rigs with net changes in operating days in the current period.

Additionally, jackup revenue from net non-cash amortization related to off-market customer contract assets and liabilities decreased $10.1 million in the current period.
Operating Costs and Expenses
Floaters. During the second quarter of 2024, total contract drilling services costs related to floaters was $246.0 million, as compared to $278.4 million in the second quarter 2023. The primary drivers of this decrease were $31.4 million in mobilization, $4.7 million in insurance, and $13.4 million in non-labor crew costs and operations support costs across the fleet. These decreases were partially offset by increases of $5.8 million in labor, $4.5 million in transportation and storage, and $6.8 million in repairs and maintenance.
Jackups. During the second quarter of 2024, total contract drilling services cost related to jackups was $86.8 million, as compared to $84.1 million in the second quarter 2023. The primary drivers of an aggregate increase of $16.0 million related to labor costs, repairs and maintenance, operations support, and other costs across the fleet. These increases were partially offset by decreases in mobilization, insurance, fuel, and other costs across the fleet. Further, there was a decrease of $13.4 million after the completion of disposal activities regarding certain rigs.
Depreciation and amortization. Depreciation and amortization totaled $90.8 million and $71.3 million during the second quarter of 2024 and 2023, respectively. Depreciation and amortization increased by $19.4 million in the current quarter primarily due to the timing of capital additions that were placed in service as compared to retirements among the periods.
General and administrative. General and administrative expenses totaled $39.7 million and $32.4 million during the second quarter of 2024 and 2023, respectively. The increase was primarily related to individually insignificant items within certain corporate charges such as professional fees, corporate leases, and employee related costs.
Merger and integration costs. Noble incurred $10.6 million and $22.5 million of merger and integration costs during the second quarter of 2024 and 2023, respectively. Costs incurred prior to the second quarter of 2024 related to the Business Combination with Maersk Drilling in October 2022. In the second quarter 2024, $6.2 million and $4.4 million of costs related to the Diamond Transaction and the Business Combination with Maersk Drilling, respectively. The costs directly attributable to the Diamond Transaction related to professional services fees for pre-merger preparation and the costs directly attributable to the Business Combination with Maersk Drilling primarily related to severance plans, professional fees, and certain other integration-related activities.
Hurricane losses and (recoveries), net. During the second quarter of 2024, costs incurred in connection with the Hurricane Ida incident were offset by accrued recoveries. For additional information about the Hurricane Ida incident, see “Note 10 — Commitments and Contingencies” to our unaudited condensed consolidated financial statements.
Other Income and Expenses
Interest expense, net of amounts capitalized. Interest expense totaled $12.0 million and $14.7 million during the second quarter of 2024 and 2023, respectively. Interest expense primarily relates to our 8.000% Senior Notes issued in April 2023, which refinanced prior debt assumed in the Business Combination with Maersk Drilling in October 2022. For additional information, see “Note 6 — Debt” to our unaudited condensed consolidated financial statements.
Interest income and other, net. Noble recognized other losses of $8.2 million and of $2.9 million during the second quarter of 2024 and 2023, respectively.
Income tax benefit (provision). Noble recorded an income tax benefit of $5.2 million and $0.7 million during the second quarter of 2024 and 2023, respectively.
During the second quarter of 2024, our tax provision included tax benefits of $63.1 million mainly related to releases of valuation allowance for deferred tax benefits in Luxembourg. Such tax benefits are offset by tax expenses related to recurring quarterly accruals of $57.8 million mostly in Guyana, Luxembourg, Switzerland, and Nigeria.
During the second quarter of 2023, our tax provision included tax benefits of $50.7 million related to releases and adjustments of valuation allowance for deferred tax benefits in Guyana, Norway, Switzerland and Luxembourg and a tax benefit of $6.8 million related to a Ghana uncertain tax position release. Such tax benefits are offset by tax expenses related to a Mexico uncertain tax position of $9.8 million, contract fair value amortization of $4.7 million, and various recurring quarterly accruals of $42.2 million primarily in Guyana, Australia, and Luxembourg.

Results for the Six Months Ended June 30, 2024 and 2023
Net income for the six months ended June 30, 2024, was $290.5 million, or $1.99 per diluted share, on operating revenues of $1.3 billion compared to compared to net income for the six months ended June 30, 2023, of $173.9 million, or $1.19 per diluted share, on operating revenues of $1.2 billion.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates, and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “Contract Drilling Services” below.
The following table presents the average rig utilization, operating days and average dayrates for our rig fleet for the periods indicated:

	Average Rig Utilization (1)		Operating Days (2)		Average Dayrates (2)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023
Floaters	67%	76%	2,240	2,618	434,660	347,383
Jackups	72%	66%	1,709	1,663	150,286	112,571
Total	69%	72%	3,949	4,281	$311,567	$256,170
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

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		Change
Operating revenues:	2024	2023	$	%
Contract drilling services	$1,273,135	$1,181,470	$91,665	8%
Reimbursables and other (1)	$56,793	$67,119	(10,326)	(15)%
	$1,329,928	$1,248,589	$81,339	7%
Operating costs and expenses:
Contract drilling services	$725,721	$724,322	$1,399	—%
Reimbursables (1)	41,011	50,802	(9,791)	(19)%
Depreciation and amortization	177,468	141,266	36,202	26%
General and administrative	65,630	62,389	3,241	5%
Merger and integration costs	19,949	34,083	(14,134)	(41)%
(Gain) loss on sale of operating assets, net	(17,357)	—	(17,357)	—%
Hurricane losses and (recoveries), net	—	19,478	(19,478)	(100)%
	1,012,422	1,032,340	(19,918)	(2)%
Operating income (loss)	$317,506	$216,249	$101,257	47%
(1)We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations, or cash flows.
The following table provides information about contract drilling revenue and costs by rig types (dollars in millions except average dayrates):

		Six Months Ended June 30,
		2024		2023
		Floaters	Jackups	Floaters	Jackups
Contract drilling services revenues		$1,012.2	$260.9	$970.2	$211.3
Contract drilling services costs		$535.6	$187.1	$549.4	$174.9
Average rig utilization		67%	72%	76%	66%
Operating days		2,240	1,709	2,618	1,663
Average dayrates		$434,660	$150,286	$347,383	$112,571
Total rigs	— Beginning	19	13	19	13
	— Disposed	(1)	—	—	—
	— Ending	18	13	19	13
Contract Drilling Services Revenues
Floaters. During the six months ended June 30, 2024, floaters generated revenue of $1.0 billion, as compared to $970.2 million in the six months ended June 30, 2023. The increase in revenue was mainly attributable to $183.9 million from an increase in average dayrates in the current period and was partly offset by $119.9 million from rigs with net changes in operating days in the current period. Additionally, floater revenue from net non-cash amortization related to off-market customer contract assets and liabilities decreased $22.0 million in the current period.
Jackups. During the six months ended June 30, 2024, jackups generated revenue of $260.9 million, as compared to $211.3 million in the six months ended June 30, 2023. The increase in revenue was mainly attributable to $55.6 million from an increase in average dayrates in the current period and $13.3 million from rigs with net changes in operating days in the current period. Additionally, jackup revenue from net non-cash amortization related to off-market customer contract assets and liabilities decreased $19.9 million in the current period.
Operating Costs and Expenses
Floaters. During the six months ended June 30, 2024, total contract drilling services costs related to floaters was $535.6 million, as compared to $549.4 million in the six months ended June 30, 2023. The primary drivers of this decrease were $30.2 million in mobilization and $12.8 million in non-labor crew costs and operations support costs across the fleet. These decreases were offset by increases of $12.7 million in labor, $6.5 million in transportation and storage, $5.7 million in fuel, and $4.3 million in repairs and maintenance.
Jackups. During the six months ended June 30, 2024, total contract drilling services cost related to jackups was $187.1 million, as compared to $174.9 million in the six months ended June 30, 2023. The primary drivers of an aggregate increase of $35.9 million related to labor costs, repairs and maintenance, operations support, and other costs across the fleet. These increases were partially offset by decreases in mobilization, fuel, and other costs across the fleet. Further, there was a decrease of $23.8 million after the completion of disposal activities regarding certain rigs.
Depreciation and amortization. Depreciation and amortization totaled $177.5 million and $141.3 million during the six months ended June 30, 2024 and 2023, respectively. Depreciation and amortization increased by $36.2 million in the current period primarily due to the timing of capital additions that were placed in service as compared to retirements among the periods.
General and administrative. General and administrative expenses totaled $65.6 million and $62.4 million during the six months ended June 30, 2024 and 2023, respectively. The increase was primarily related to individually insignificant items within certain corporate charges such as professional fees, corporate leases, and employee related costs.
Merger and integration costs. Noble incurred $19.9 million and $34.1 million of merger and integration costs during the six months ended June 30, 2024 and 2023, respectively, primarily as a result of the Diamond Transaction and the Business Combination with Maersk Drilling in October 2022. During the current period, $6.2 million of pre-merger preparation costs related to professional services fees directly attributable to the Diamond Transaction while the remaining costs were directly attributable to the Business Combination with Maersk Drilling and primarily related to severance plans, professional fees, and certain other integration-related activities.
Hurricane losses and (recoveries). During the six months ended June 30, 2024, costs incurred in connection with the Hurricane Ida incident were offset by accrued recoveries. For additional information about the Hurricane Ida incident, see “Note 10 — Commitments and Contingencies” to our unaudited condensed consolidated financial statements.
Other Income and Expenses
Interest expense, net of amounts capitalized. Interest expense totaled $29.5 million and $31.5 million during the six months ended June 30, 2024 and 2023, respectively. Interest expense primarily relates to our 8.000% Senior Notes issued in April 2023, which refinanced prior debt assumed in the Business Combination with Maersk Drilling in October 2022. In the six months ended June 30, 2024, $2.8 million of interest expense related to non-income taxes partially offset decreases in interest on debt. For additional information, see “Note 6 — Debt” to our unaudited condensed consolidated financial statements.
Interest income and other, net. Noble recognized other losses of $12.9 million and $0.9 million during the six months ended June 30, 2024 and 2023, respectively.
Income tax benefit (provision). Noble recorded an income tax benefit of $15.4 million and $16.5 million during the six months ended June 30, 2024 and 2023, respectively.
During the six months ended June 30, 2024, our tax provision included tax benefits of $81.6 million related to releases and adjustments of valuation allowance for deferred tax benefits in Nigeria, Switzerland, and Luxembourg. Such tax benefits are offset by tax expenses related to a net increase in uncertain tax positions of $6.9 million and recurring quarterly accruals of $59.3 million mostly in Guyana, Luxembourg, Switzerland, and Nigeria.
During the six months ended June 30, 2023, our tax provision included tax benefits of $95.8 million related to releases of valuation allowance for deferred tax benefits in Guyana, Norway, and Switzerland and a tax benefit of $6.8 million related to a Ghana uncertain tax position release. Such tax benefits are offset by tax expenses related to a Mexico uncertain tax position of $9.8 million, contract fair value amortization of $8.9 million, and various recurring quarterly accruals of $67.4 million primarily in Guyana, Australia, and Luxembourg.

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
As of June 30, 2024, we had $35.0 million of borrowings outstanding and $23.2 million of letters of credit issued under the 2023 Revolving Credit Facility. For additional information about our 2023 Revolving Credit Facility as of June 30, 2024, see “Note 6 — Debt” to our unaudited condensed consolidated financial statements.
Sources and Uses of Cash
Our principal sources of capital in the current period were cash generated from operating activities and funding from the Revolving Credit Facility. Cash on hand during the current period was primarily used for the following:
•normal recurring operating expenses;
•planned and discretionary capital expenditures;
•fees and expenses related to merger and integration costs;
•dividend payments; and
•certain contractual cash obligations and commitments.
Our anticipated cash flow needs, both in the short term and long term, may also include repurchases, redemptions, or repayments of debt and interest and share repurchases.
We currently expect to fund our cash flow needs with cash generated by our operations, cash on hand, proceeds from sales of assets, or borrowings under the 2023 Revolving Credit Facility and we believe this will provide us with sufficient liquidity to fund our cash flow needs over the next 12 months. Subject to market conditions and other factors, we may also issue equity or long-term debt securities to fund our cash flow needs and for other purposes. Regarding the Diamond Transaction, Noble intends to fund the cash portion of the transaction through new debt financing, which Noble has secured through a $600.0 million committed bridge financing facility. In 2023 and during the first half of 2024, we incurred additional expenses and capital costs related to the damage and repair of two jackup rigs. These incurred costs exceeded our deductible amount. As such, we have received partial insurance recoveries and we continue to seek insurance recoveries for the remainder of the incurred and anticipated costs.
Net cash provided by operating activities was $235.5 million and $148.1 million for the six months ended June 30, 2024 and 2023, respectively. The increase in net cash provided by operating activities for the six months ended June 30, 2024 was primarily attributable to improvements in cash flows from operating assets and liabilities, with key drivers being an increase in payments from customers offset by a reduction in payments to vendors. We had working capital of $349.9 million at June 30, 2024, and $420.1 million at December 31, 2023.
Net cash used in investing activities was $299.8 million and $169.5 million for the six months ended June 30, 2024 and 2023, respectively, and primarily consisted of capital expenditures on routine projects associated with overhauls and upgrades on various rigs.
Net cash used in financing activities was $134.9 million and $202.3 million for the six months ended June 30, 2024 and 2023, respectively. The six months ended June 30, 2024, included dividend payments to our shareholders of $116.6 million as well as $53.6 million in taxes withheld on vested employee share-based compensation awards, partly offset by borrowing of $35.0 million under the 2023 Revolving Credit Facility. The six months ended June 30, 2023, included the repayment of the DSF Credit Facility in full, redemption of Second Lien Notes, repayment of the New DNB Credit Facility, totaling $673.4 million, and the $600.0 million issuance of 2030 Notes. We also repurchased 1.8 million of our Ordinary Shares for total of $70.0 million.
At June 30, 2024, we had a total contract drilling services backlog of approximately $4.2 billion, which includes a commitment of 69% of available days for the remainder of 2024. For additional information regarding our backlog, see “Contract Drilling Services Backlog.”

Capital Additions
Capital additions totaled $266.6 million for the six months ended June 30, 2024, and consisted of the following:
•$132.7 million for sustaining capital;
•$118.8 million in major projects, including subsea and other related projects; and
•$15.1 million for rebillable capital and contract modifications.
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
Dividends
Our most recent quarterly dividend, totaling approximately $57.2 million (or $0.40 per share), was declared on May 6, 2024, and paid on June 27, 2024, to shareholders of record at close of business on June 6, 2024.
On June 10, 2024, Noble’s Board of Directors declared an interim quarterly cash dividend on our Ordinary Shares of $0.50 per share for the third quarter of 2024. The $0.50 dividend is expected to be paid on September 26, 2024, to shareholders of record at close of business on September 12, 2024.
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
Critical Accounting Estimates
We prepare our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. We disclose our significant accounting policies in “Note 1— Organization and Significant Accounting Policies” to our audited consolidated financial statements included in Part II, Item 8 of our Form 10-K.
For information about our critical accounting policies and estimates, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Form 10-K. As of June 30, 2024, there have been no material changes to the judgments, assumptions, and estimates upon which our critical accounting policies and estimates are based.
See Part I, Item 1, Financial Statements, “Note 3 — Accounting Pronouncements,” to the unaudited condensed consolidated financial statements for a description of the recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no significant change in our exposure to market risk when compared to those disclosed in Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K.
Item 4. Controls and Procedures
Conclusions Regarding Disclosure Controls and Procedures
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Noble, and Richard B. Barker, Executive Vice President and Chief Financial Officer (Principal Financial Officer) of Noble, have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. On the basis of this evaluation and, as a result of the material weakness in internal control over financial reporting as described below, Mr. Eifler and Mr. Barker have concluded that Noble’s disclosure controls and procedures were not effective as of June 30, 2024.
Previously Reported Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As disclosed in our Form 10-K, we previously identified a material weakness in the Company’s internal control over financial reporting as the Company did not design and maintain effective controls over certain information technology general controls for an information system that is relevant to the preparation of Noble’s consolidated financial statements. Specifically, the Company did not design and maintain (i) program change management controls to ensure that program and data changes are identified, tested, authorized, and implemented appropriately and (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel.
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

Changes in Internal Control Over Financial Reporting
There were no changes in Noble’s internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Noble.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is presented in “Note 10 — Commitments and Contingencies,” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 1A. Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. You should carefully read and consider “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Form 10-K, which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected. There have been no material changes from the risk factors disclosed in our Form 10-K other than the addition of the text below.
Risks Related to the Diamond Transaction
Failure to complete the Diamond Transaction in a timely manner or at all could have adverse effects on the market value, trading price, and/or the future business results and financial condition of Noble.
The completion of the Diamond Transaction is subject to a number of conditions, including, among others, (i) the receipt of the Diamond stockholder approval, (ii) the receipt of any regulatory approvals, (iii) the absence of any order or law prohibiting consummation of the Diamond Transaction, (iv) the absence of any material adverse effect on Diamond or Noble since the date of the Diamond Merger Agreement, and (v) the authorization for listing on the NYSE of the Ordinary Shares to be issued in connection with the Diamond Merger Agreement. These conditions make the completion and timing of the Diamond Transaction uncertain.
In addition, if the Diamond Transaction is not completed by June 9, 2025, or, in certain instances, on or before June 9, 2026, either Noble or Diamond may choose not to proceed with the Diamond Transaction by terminating the merger agreement. Further, either Noble or Diamond may elect to terminate the merger agreement in certain other circumstances and the parties can mutually decide to terminate the merger agreement at any time.
If the Diamond Transaction is not completed, the ongoing business, financial condition, financial results, and stock price of Noble may be adversely affected. Without realizing any of the benefits of having completed the Diamond Transaction, Noble may be subject to a number of risks, including the following:
•the market price of Ordinary Shares could decline to the extent that the current market price reflects a market assumption that the Diamond Transaction will be completed;
•if the merger agreement is terminated and Noble seeks another business combination, Noble shareholders cannot be certain that Noble will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that the other party has agreed to in the merger agreement;
•time and resources committed by Noble’s management team to matters relating to the Diamond Transaction could otherwise have been devoted to pursuing other beneficial opportunities for their respective companies;
•Noble may experience negative reactions from the financial markets or from their respective customers, suppliers, business partners, or employees;
•Noble will be required to pay their respective costs relating to the Diamond Transaction, such as legal, accounting, financial advising, and other fees and expenses, whether or not such transactions are completed;
•litigation against Noble and Diamond, such as securities class action lawsuits and derivative lawsuits, could result in substantial costs, an injunction preventing the completion of the Diamond Transaction, and/or a judgment resulting in the payment of damages; and
•litigation related to any failure to complete the Diamond Transaction or related to any enforcement proceeding commenced against Noble to perform their respective obligations pursuant to the merger agreement, which may result in injunctions or significant additional expenses.

The materialization of any of these risks could adversely impact Noble’s ongoing businesses, financial condition, financial results, and the trading price of Ordinary Shares. Similarly, delays or diversions of management’s attention in the completion of the Diamond Transaction could have other negative effects associated with uncertainty about completion of the Diamond Transaction.
Noble may not achieve the intended benefits of the Diamond Transaction, and the Diamond Transaction may disrupt its current plans or operations.
There can be no assurance that Noble will be able to successfully integrate Diamond assets or otherwise realize the expected benefits of the Diamond Transaction. Difficulties in integrating Diamond into Noble may result in Noble performing differently than expected, in operational challenges or in the failure to realize anticipated synergies and efficiencies in the expected time frame or at all. The anticipated benefits and cost savings of the merger may not be realized fully or at all, may take longer to realize than expected, or could have other adverse effects that Noble does not currently foresee. These anticipated benefits include an assumption that Noble is able to realize annual pre-tax cost synergies of approximately $100 million, in which case the Diamond Transaction may not be accretive to earnings per share, may not improve Noble’s balance sheet position, may not enhance Noble’s ability to deliver, and may not generate additional free cash flow.
Following completion of the Diamond Transaction, the combined company’s success will depend, in part, on Noble’s ability to manage the expansion resulting from the Diamond Transaction, which poses numerous risks and uncertainties. The integration of the two companies may result in material challenges, including the diversion of management’s attention from ongoing business concerns; attracting, motivating, and retaining key management and other employees; retaining or attracting business, customer, and operational relationships; the possibility of faulty assumptions underlying expectations regarding the integration process and associated expenses; consolidating corporate and administrative infrastructures and eliminating duplicative operations; coordinating geographically separate organizations; unanticipated issues in integrating information technology, communications, and other systems; as well as potential unknown liabilities, unforeseen expenses relating to integration, or delays associated with the acquisition. Additionally, if relationships with customers, distributors, suppliers, vendors, landlords, and other business partners are adversely affected by the Diamond Transaction, or if Noble, following completion of the Diamond Transaction, loses the benefits of certain contracts of Diamond, Noble’s business, prospects, liquidity, and financial performance could suffer. Further, the market price of Noble Ordinary Shares may decline as a result of completing the Diamond Transaction if, among other things, it is unable to achieve the expected benefits and synergies of the Diamond Transaction.
In addition, Noble’s obligation to consummate the Diamond Transaction is not conditioned on the availability of financing to pay the $5.65 per share cash portion of the merger consideration. Accessing such cash consideration through the capital markets and cash on hand may result in increased leverage and debt service costs, issuance of dilutive equity, or other adverse impacts on Noble’s future liquidity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exercises of Warrants
During the three months ended June 30, 2024:
•44,896 Ordinary Shares were issued to holders of our Tranche 1 Warrants pursuant to exercises of 73,176 Tranche 1 Warrants; and
•36,951 Ordinary Shares were issued to holders of our Tranche 2 Warrants pursuant to exercises of 68,624 Tranche 2 Warrants.
•1 Ordinary Share was issued to holders of our Tranche 3 Warrants pursuant to exercises of 116 Tranche 3 Warrants.
Such Ordinary Shares were issued pursuant to the exemptions from the registration requirements of the Securities Act under Section 4(a)(2) under the Securities Act or Section 1145 of the Bankruptcy Code. For more information on the terms of exercise and other features of the warrants, see our Form 10-K.
Item 5. Other Information
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule

10b5-1 trading arrangement under the Exchange Act. During the three months ended June 30, 2024, no such plans or other arrangements were adopted, terminated or modified.
Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit Number	Exhibit

2.1†
Business Combination Agreement, dated as of November 10, 2021, by and among Noble Corporation, Noble Finco Limited (n/k/a Noble Corporation plc), Noble Newco Sub Limited and The Drilling Company of 1972 A/S (filed as Exhibit 2.1 to Noble Corporation’s Current Report on Form 8-K filed on November 10, 2021 and incorporated herein by reference).

2.2
Amendment No. 1 to Business Combination Agreement, dated as of August 5, 2022, by and among Noble Corporation plc, Noble Corporation, Noble Newco Sub Limited and The Drilling Company of 1972 A/S. (filed as Exhibit 2.1 to Noble Corporation’s Current Report on Form 8-K filed on August 5, 2022 and incorporated herein by reference).

2.3†+
Agreement and Plan of Merger, dated as of June 9, 2024, by and among Noble Corporation plc, Diamond Offshore Drilling, Inc., Dolphin Merger Sub 1, Inc. and Dolphin Merger Sub 2, Inc. (filed as Exhibit 2.1 to Noble’s Current Report on Form 8-K filed on June 10, 2024 and incorporated herein by reference).

3.1
Amended and Restated Articles of Association of Noble Corporation plc (filed as Exhibit 3.1 to Noble’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and incorporated herein by reference).

10.1*
First Amendment to the Noble Corporation plc 2022 Long-Term Incentive Plan, effective as of April 1, 2024 (filed as Exhibit 99.2 to Noble’s Registration Statement on Form S-8 filed on May 21, 2024 and incorporated herein by reference).

10.2
First Amendment to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of June 24, 2024 by and among Noble Finance II LLC, Noble International Finance Company, Noble Drilling A/S, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to Noble’s Current Report on Form 8-K filed on June 27, 2024 and incorporated herein by reference).

31.1	Certification of Robert W. Eifler, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Richard B. Barker, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of Robert W. Eifler, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Richard B. Barker, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit Number	Exhibit

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Noble Corporation plc, a public limited company formed under the laws of England and Wales

/s/ Richard B. Barker	August 1, 2024
Richard B. Barker Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Jennifer Yeung	August 1, 2024
Jennifer Yeung Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	Date