Form 10-Q
period 2024-09-30
Noble Corp plc
filed 2024-11-06
CIK 1895262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑    No ☐

Number of shares outstanding at November 1, 2024: Noble Corporation plc - 160,370,364

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$391,858	$360,794
Accounts receivable, net	752,270	548,844
Taxes receivable	81,803	39,845
Prepaid expenses and other current assets	184,760	112,265
Total current assets	1,410,691	1,061,748
Intangible assets	1,580	10,128
Property and equipment, at cost	6,795,699	4,591,936
Accumulated depreciation	(746,262)	(467,600)
Property and equipment, net	6,049,437	4,124,336
Other assets	573,436	311,225
Total assets	$8,035,144	$5,507,437
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$405,907	$395,165
Accrued payroll and related costs	119,665	97,313
Taxes payable	109,018	56,420
Interest payable	75,715	10,707
Other current liabilities	190,160	82,075
Total current liabilities	900,465	641,680
Long-term debt	1,981,237	586,203
Deferred income taxes	8,912	11,416
Noncurrent contract liabilities	23,397	50,863
Other liabilities	436,184	296,035
Total liabilities	3,350,195	1,586,197
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock, $0.00001 par value; 160,341,619 and 140,773,750 ordinary shares outstanding as of September 30, 2024, and December 31, 2023, respectively	1	1
Additional paid-in capital	4,236,409	3,377,048
Retained earnings	445,054	541,159
Accumulated other comprehensive income (loss)	3,485	3,032
Total shareholders’ equity	4,684,949	3,921,240
Total liabilities and equity	$8,035,144	$5,507,437
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenues
Contract drilling services	$763,543	$671,004	$2,036,678	$1,852,474
Reimbursables and other	37,006	26,446	93,799	93,565
	800,549	697,450	2,130,477	1,946,039
Operating costs and expenses
Contract drilling services	434,192	354,199	1,159,913	1,078,521
Reimbursables	28,185	16,682	69,196	67,484
Depreciation and amortization	109,879	77,146	287,347	218,412
General and administrative	43,596	33,039	109,226	95,428
Merger and integration costs	69,214	12,966	89,163	47,049
(Gain) loss on sale of operating assets, net	—	—	(17,357)	—
Hurricane losses and (recoveries), net	—	2,642	—	22,120
	685,066	496,674	1,697,488	1,529,014
Operating income (loss)	115,483	200,776	432,989	417,025
Other income (expense)
Interest expense, net of amounts capitalized	(24,951)	(13,005)	(54,491)	(44,539)
Gain on bargain purchase	—	5,005	—	5,005
Gain (loss) on extinguishment of debt, net	—	—	—	(26,397)
Interest income and other, net	2,292	17,206	(10,626)	16,292
Income (loss) before income taxes	92,824	209,982	367,872	367,386
Income tax benefit (provision)	(31,608)	(51,659)	(16,167)	(35,184)
Net income (loss)	$61,216	$158,323	$351,705	$332,202

Per share data
Basic:
Net income (loss)	$0.41	$1.14	$2.43	$2.42
Diluted:
Net income (loss)	$0.40	$1.09	$2.37	$2.29
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$61,216	$158,323	$351,705	$332,202
Other comprehensive income (loss)
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive income (loss), net of tax provision (benefit) of $6 and zero for the three months ended September 30, 2024 and 2023, respectively, and $16 and $2,436 for the nine months ended September 30, 2024 and 2023, respectively.	432	(65)	453	(2,210)
Other comprehensive income (loss), net	432	(65)	453	(2,210)
Comprehensive income (loss)	$61,648	$158,258	$352,158	$329,992
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$351,705	$332,202
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	287,347	218,412
Amortization of intangible assets and contract liabilities, net	(46,580)	(95,540)
Gain on bargain purchase	—	(5,005)
(Gain) loss on extinguishment of debt, net	—	26,397
(Gain) loss on sale of operating assets, net	(17,357)	—
Deferred income taxes	(60,151)	(42,445)
Amortization of share-based compensation	35,959	28,058
Other costs, net	(10,157)	7,248
Changes in components of working capital and other operating activities:
Change in taxes receivable	(34,987)	(17,927)
Net changes in other operating assets and liabilities	13,482	(164,552)
Net cash provided by (used in) operating activities	519,261	286,848
Cash flows from investing activities
Capital expenditures	(434,653)	(268,131)
Proceeds from insurance claims	16,426	—
Cash paid in stock-based business combination, net	(400,458)	—
Proceeds from disposal of assets, net	4,885	—
Net cash provided by (used in) investing activities	(813,800)	(268,131)
Cash flows from financing activities
Issuance of debt	824,000	600,000
Borrowings on credit facilities	35,000	—
Repayments of credit facilities	(35,000)	—
Repayments of debt	—	(673,411)
Debt extinguishment costs	—	(25,697)
Debt issuance costs	(10,002)	(24,914)
Warrants exercised	628	156
Share repurchases	(250,000)	(80,000)
Dividend payments	(198,150)	(42,369)
Taxes withheld on employee stock transactions	(57,167)	(8,612)
Other	22,578	—
Net cash provided by (used in) financing activities	331,887	(254,847)
Net increase (decrease) in cash, cash equivalents, and restricted cash	37,348	(236,130)
Cash, cash equivalents, and restricted cash, beginning of period	367,745	485,707
Cash, cash equivalents, and restricted cash, end of period	$405,093	$249,577
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at June 30, 2024	142,904	$1	$3,338,030	$643,918	$3,053	$3,985,002
Employee related equity activity
Amortization of share-based compensation	—	—	21,632	—	—	21,632
Issuance of share-based compensation shares	10	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(3,540)	—	—	(3,540)
Warrants exercised	126	—	346	—	—	346
Share repurchases	(6,938)	—	—	(250,000)	—	(250,000)
Issuance of common stock for Diamond Offshore Drilling merger	24,240	—	879,941	—	—	879,941
Dividends	—	—	—	(10,080)	—	(10,080)
Net income (loss)	—	—	—	61,216	—	61,216
Other comprehensive income (loss), net	—	—	—	—	432	432
Balance at September 30, 2024	160,342	$1	$4,236,409	$445,054	$3,485	$4,684,949

Balance at December 31, 2023	140,774	$1	$3,377,048	$541,159	$3,032	$3,921,240
Employee related equity activity
Amortization of share-based compensation	—	—	35,959	—	—	35,959
Issuance of share-based compensation shares	2,058	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(57,167)	—	—	(57,167)
Warrants exercised	208	—	628	—	—	628
Share repurchases	(6,938)	—	—	(250,000)	—	(250,000)
Issuance of common stock for Diamond Offshore Drilling merger	24,240	—	879,941	—	—	879,941
Dividends	—	—	—	(197,810)	—	(197,810)
Net income (loss)	—	—	—	351,705	—	351,705
Other comprehensive income (loss), net	—	—	—	—	453	453
Balance at September 30, 2024	160,342	$1	$4,236,409	$445,054	$3,485	$4,684,949
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - CONTINUED
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at June 30, 2023	137,084	$1	$3,358,108	$359,809	$1,502	$3,719,420
Employee related equity activity
Amortization of share-based compensation	—	—	9,204	—	—	9,204
Issuance of share-based compensation shares	15	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(257)	—	—	(257)
Warrants exercised	4,144	—	54	—	—	54
Share repurchases	(197)	—	—	(10,000)	—	(10,000)
Dividends	—	—	—	(43,679)	—	(43,679)
Net income (loss)	—	—	—	158,323	—	158,323
Other comprehensive income (loss), net	—	—	—	—	(65)	(65)
Balance at September 30, 2023	141,046	$1	$3,367,109	$464,453	$1,437	$3,833,000

Balance at December 31, 2022	134,681	$1	$3,347,507	$255,930	$3,647	$3,607,085
Employee related equity activity
Amortization of share-based compensation	—	—	28,058	—	—	28,058
Issuance of share-based compensation shares	462	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(8,612)	—	—	(8,612)
Warrants exercised	7,920	—	156	—	—	156
Share repurchases	(2,017)	—	—	(80,000)	—	(80,000)
Dividends	—	—	—	(43,679)	—	(43,679)
Net income (loss)	—	—	—	332,202	—	332,202
Other comprehensive income (loss), net	—	—	—	—	(2,210)	(2,210)
Balance at September 30, 2023	141,046	$1	$3,367,109	$464,453	$1,437	$3,833,000
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)

Note 1 — Organization and Basis of Presentation
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble”, the “Company”, or “we”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921. As of the filing date of this report, our fleet of 41 drilling rigs consisted of 28 floaters and 13 jackups.
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
Note 2 — Acquisitions
Business Combination with Diamond Offshore Drilling
On June 9, 2024, Noble entered into an agreement and plan of merger (the “Diamond Merger Agreement”) with Diamond Offshore Drilling, Inc. (“Diamond”), Dolphin Merger Sub 1, Inc., and Dolphin Merger Sub 2, Inc., under which Noble would acquire Diamond in a stock plus cash transaction (the “Diamond Transaction”). On September 4, 2024 (“the Diamond Closing Date”), Noble completed its acquisition of Diamond. Pursuant to the terms and conditions set forth in the Diamond Merger Agreement, Diamond shareholders received 0.2316 shares of Noble, plus cash consideration of $5.65 per share for each share of Diamond.
Purchase Price Allocation
The Diamond Transaction has been accounted for using the acquisition method of accounting under ASC Topic 805, Business Combinations, with Noble being treated as the accounting acquirer. Under the acquisition method of accounting, the assets acquired and liabilities assumed of Diamond and its subsidiaries were recorded at their respective fair values on the Diamond Closing Date. Total consideration for the acquisition was $1.5 billion, which included $610.3 million in cash paid and $879.9 million in non-cash consideration, primarily related to Noble shares issued to legacy Diamond shareholders and the replacement of legacy Diamond RSUs (as defined below).
Determining the fair values of the assets and liabilities of Diamond and the consideration paid required judgment and certain assumptions to be made. The most significant fair value estimates related to the valuation of Diamond’s mobile offshore drilling units and other related tangible assets, the fair value of drilling contracts, and debt.
Offshore drilling units. The valuation of Diamond’s mobile offshore drilling units was determined using the discounted cash flows expected to be generated from the drilling assets over their remaining useful lives. Assumptions used in our assessment included, but were not limited to, future marketability of each unit in light of the current market conditions and its current technical specifications, timing of future contract awards and expected operating dayrates, operating costs, rig utilization rates, tax rates, discount rate, capital expenditures, synergies, market values, estimated economic useful lives of

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
the rigs and, in certain cases, our belief that a drilling unit is no longer marketable and is unlikely to return to service in the near to medium term.
Diamond off-market contracts. The Company recorded, with the assistance of external valuation specialists, liabilities from drilling contracts that had unfavorable terms compared to the current market which were recorded on the Diamond Closing Date. The Company recognized the fair value adjustments as off-market contract liabilities recorded in “Noncurrent contract liabilities.”
Diamond debt. In connection with the Diamond Transaction, the Company assumed Diamond’s outstanding principal debt of $550 million and terminated Diamond’s $300 million senior secured revolving credit facility (the “Diamond RCF”), which was scheduled to mature in April 2026. The valuation of the Diamond Second Lien Notes (as defined herein) was based on relevant market data as of the Diamond Closing Date and the term of the notes. Considering that the interest rate and implied yield for the Diamond Second Lien Notes were within a range of comparable market yields (with considerations for term and seniority), a fair value adjustment was recorded relating to the notes. For additional information, see “Note 6 — Debt.”

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
The following table represents the allocation of the total purchase price of Diamond to the identifiable assets acquired and the liabilities assumed based on the fair values as of the Diamond Closing Date. In connection with this acquisition, the Company incurred $69.4 million of acquisition related costs during the nine months ended September 30, 2024. The results of Diamond operations were included in the Company’s results of operations effective on the Diamond Closing Date. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the Diamond Closing Date. Any final adjustment to the valuation could change the fair values assigned to the assets and liabilities, resulting in a change to our consolidated financial statements. Such change could be material.

Purchase price consideration:
Fair value of Noble shares transferred to legacy Diamond shareholders	$857,678
Fair value of replacement Diamond RSU Awards attributable to the purchase price	22,263
Cash paid to legacy Diamond shareholders	583,152
Cash paid to terminate the Diamond RCF	308
Cash paid to settle contingent success fees	17,316
Cash paid for retention bonuses	4,422
Cash paid for short-term incentive plans	5,086
Total purchase price consideration	$1,490,225

Assets acquired:
Cash and cash equivalents	$209,826
Accounts receivable, net	193,194
Taxes receivable	6,971
Prepaid expenses and other current assets	74,739
Total current assets	484,730
Property, plant, and equipment, net	1,834,890
Assets held for sale (1)	5,300
Other assets	172,936
Total assets acquired	2,497,856
Liabilities assumed:
Accounts payable	82,805
Accrued payroll and related costs	36,791
Taxes payable	28,629
Interest payable	19,750
Other current liabilities	132,142
Total current liabilities	300,117
Long-term debt	580,250
Deferred income taxes	184
Noncurrent contract liabilities	27,663
Other liabilities	99,417
Total liabilities assumed	1,007,631
Net assets acquired	$1,490,225
(1)During the third quarter of 2024, we sold the Ocean Valiant for total proceeds of $5.6 million.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Diamond Revenue and Net Income
The following table represents Diamond’s revenue and earnings included in Noble’s Condensed Consolidated Statements of Operations subsequent to the Diamond Closing Date of the Diamond Transaction.

Period from September 4, 2024 through September 30, 2024
Revenue	$94,380
Net income (loss)	$2,690
Pro Forma Financial Information
The following unaudited pro forma summary presents the results of operations as if the Diamond Transaction had occurred on January 1, 2023. The pro forma summary uses estimates and assumptions based on information available at the time. Management believes the estimates and assumptions to be reasonable; however, actual results may have differed significantly from this pro forma financial information. The pro forma information does not reflect any synergy savings that might have been achieved from combining the operations and is not intended to reflect the actual results that would have occurred had the companies actually been combined during the periods presented.

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Revenue	$997,566	$2,854,991	$942,410	$2,704,609
Net income (loss)	$81,406	$369,124	$(28,061)	$265,772
Net income (loss) per share:
Basic	$0.41	$1.92	$(0.17)	$1.65
Diluted	$0.4	$1.86	$(0.17)	$1.55
The pro forma results include, among others, (i) a reduction in Diamond’s historically reported depreciation expense related to adjustments of property and equipment values, (ii) adjustments to reflect certain acquisition related costs incurred directly in connection with the Diamond Transaction as if it had occurred on January 1, 2023, and (iii) net adjustments to increase contract drilling services revenue related to off-market customer contract liabilities recognized in connection with the Diamond Transaction on a pro forma basis.
Note 3 — Accounting Pronouncements
Accounting Standards Adopted
There have been no new accounting standards adopted during the current quarter.
Recently Issued Accounting Standards
In November 2024, the FASB issued ASU No. 2024-03 ("ASU 2024-03"), Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this Update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company continues to assess the potential impact of this pronouncement.
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
Note 4 — Income (Loss) Per Share
The following table presents the computation of basic and diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Basic
Net income (loss)	$61,216	$158,323	$351,705	$332,202
Denominator:
Weighted average shares outstanding – basic	149,727	139,400	144,863	137,478
Dilutive effect of share-based awards	1,877	3,204	1,877	3,204
Dilutive effect of warrants	1,334	3,117	1,502	4,339
Weighted average shares outstanding – diluted	152,938	145,721	148,242	145,021
Per share data:
Basic
Net income (loss)	$0.41	$1.14	$2.43	$2.42
Diluted
Net income (loss)	$0.40	$1.09	$2.37	$2.29
Only those items having a dilutive impact on our basic income (loss) per share are included in diluted income (loss) per share. The following table displays the share-based instruments that have been excluded from diluted income (loss) per share since the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Warrants (1)	10,242	2,774	10,242	2,774
(1)Represents the total number of warrants outstanding which did not have a dilutive effect. In periods where the warrants are determined to be dilutive, the number of shares which will be included in the computation of diluted shares is determined using the Treasury Stock Method, adjusted for mandatory exercise provisions under the warrant agreements, if applicable.
Settlement of the Diamond Transaction
On September 4, 2024, Noble issued 24,239,941 class A ordinary shares of Noble to former shareholders of Diamond, in connection with the closing of the Diamond acquisition. Further, Noble assumed all outstanding and unexercised warrants of Diamond, which will be exercisable for 90 days from the effective time of the Diamond acquisition. Following such 90-day exercise period, the warrants assumed from Diamond will no longer be exercisable and will expire in accordance with their terms.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Assumption of Diamond RSUs
On September 4, 2024, in connection with the closing of the acquisition of Diamond, each performance-vesting and time-vesting restricted stock unit covering shares of Diamond (together "Diamond RSUs") held by key employees were assumed by Noble and represented the right to receive shares in Noble. The Diamond RSUs were assumed by Noble on substantially the same terms and conditions (including vesting conditions) as applicable to the original Diamond RSUs prior to the closing of the acquisition.
Notwithstanding the foregoing, to the extent that a Diamond RSU vested as of the acquisition (including any awards that vested as a result of a termination of employment at or immediately after the acquisition), such awards were instead settled in cash or shares of Diamond, as applicable, immediately prior to the acquisition and any such shares of Diamond were treated the same as other Diamond shares.
Share Capital
As of September 30, 2024, Noble had approximately 160.3 million A ordinary shares, par value $0.00001 per share (“Ordinary Shares”) outstanding as compared to approximately 140.8 million Ordinary Shares outstanding at December 31, 2023. In addition, as of September 30, 2024, 0.9 million Tranche 1 Warrants, 1.0 million Tranche 2 Warrants, 2.8 million Tranche 3 Warrants, and 7.5 million Diamond Warrants (each as defined herein) were outstanding and exercisable. We also have 6.7 million Ordinary Shares authorized and reserved for issuance pursuant to equity awards under the Noble Corporation plc 2022 Long-Term Incentive Plan.
Our most recent quarterly dividend payment to shareholders, totaling approximately $81.6 million (or $0.50 per share), was declared on June 10, 2024, and paid on September 26, 2024, to shareholders of record at close of business on September 12, 2024.
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
Share Repurchases
Under law, the Company is only permitted to purchase its own Ordinary Shares by way of an “off-market purchase” pursuant to a contract approved by shareholders. Such purchases may be paid for only out of Noble’s “distributable reserves” as determined by reference to relevant statutory accounts in accordance with law. As of the date of this report, we have shareholder authority to repurchase up to 15% per annum of the issued share capital of the Company as of the beginning of each fiscal year for a five-year period (subject to an overall aggregate maximum of 20,601,161 Ordinary Shares). During the three and nine months ended September 30, 2024, we repurchased 6.9 million of our Ordinary Shares. During the three and nine months ended September 30, 2023, we repurchased 0.2 million and 2.0 million of our Ordinary Shares, respectively. All repurchased shares were subsequently cancelled.
Warrants
The tranche 1 warrants (the “Tranche 1 Warrants”) are exercisable for one Ordinary Share per warrant at an exercise price of $19.27 per warrant, the tranche 2 warrants (the “Tranche 2 Warrants”) are exercisable for one Ordinary Share per warrant at an exercise price of $23.13 per warrant, and the tranche 3 warrants (the “Tranche 3 Warrants”) are exercisable for one Ordinary Share per warrant at an exercise price of $124.40 per warrant. Warrants originally issued by Diamond Offshore Drilling, Inc. (the “Diamond Warrants”) are exercisable through December 3, 2024, for $5.65 in cash and 0.2316 Ordinary Shares at an exercise price of $29.22 per Diamond Warrant.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 5 — Property and Equipment
Property and equipment, at cost, for Noble consisted of the following:

	September 30, 2024	December 31, 2023
Drilling equipment and facilities	$6,567,828	$4,338,229
Construction in progress	170,696	210,759
Other	57,175	42,948
Property and equipment, at cost	$6,795,699	$4,591,936
Capital additions, including capitalized interest, during the three months ended September 30, 2024 and 2023, totaled $107.7 million and $88.6 million, respectively, and during the nine months ended September 30, 2024 and 2023, totaled $374.3 million and $259.4 million, respectively.
During the second quarter of 2024, we sold the Noble Explorer for total proceeds of $25.0 million, $21.5 million of which was received in the fourth quarter of 2023, resulting in a pre-tax gain of $17.4 million.
Note 6 — Debt
Amended and Restated Senior Secured Revolving Credit Agreement
In April 2023, Noble entered into the Amended and Restated Senior Secured Revolving Credit Agreement, dated April 18, 2023, and as amended on June 24, 2024 (the “2023 Revolving Credit Agreement”), by and among Noble Finance II LLC (“Noble Finance II”), Noble International Finance Company, and Noble Drilling A/S, as borrowers, the lenders and issuing banks party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, and security trustee (the 2023 Revolving Credit Agreement and the facility thereunder, the “2023 Revolving Credit Facility”). The 2023 Revolving Credit Facility provides for commitments of $550.0 million with maturity in 2028. The guarantors (the “Guarantors”) under the 2023 Revolving Credit Facility are the same subsidiaries of Noble Finance II that are or will be guarantors of the 2030 Notes (as defined below). As of September 30, 2024, we had no borrowings outstanding and $24.0 million of letters of credit issued under the 2023 Revolving Credit Agreement.
8.000% Senior Notes due 2030
In April 2023, Noble Finance II, a wholly owned subsidiary of Noble, issued the $600.0 million in aggregate principal amount of its 8.000% Senior Notes due 2030. In August 2024, Noble Finance II issued an additional $800.0 million in aggregate principal amount of its 8.000% Senior Notes due 2030 at a premium of 103% bringing the total outstanding principal amount to $1.4 billion (collectively, the “2030 Notes”). The 2030 Notes were issued pursuant to an indenture, dated April 18, 2023, among Noble Finance II, certain subsidiaries of Noble Finance II (the Guarantors), and U.S. Bank Trust Company, National Association, as trustee.
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
Diamond Second Lien Notes due 2030
On September 21, 2023, Diamond Foreign Asset Company and Diamond Finance, LLC (collectively referred to as the “Issuers”) issued $550.0 million aggregate principal amount of 8.500% Senior Secured Second Lien Notes due October 2030 (or the “Diamond Second Lien Notes”) with interest payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2024. The Diamond Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Noble Offshore Drilling, Inc. (or “NODI”, formerly Diamond Offshore Drilling, Inc.) and each of its existing restricted subsidiaries (other than the Issuers) and by certain of NODI’s future restricted subsidiaries (other than the Issuers).

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
The Diamond Second Lien Notes obligate NODI and its specified subsidiaries to comply with an indenture dated as of September 21, 2023, (or the Indenture) entered into by the Issuers, NODI, and certain of its subsidiaries named therein and HSBC Bank USA, National Association. The Indenture contains covenants that, among other things, restrict NODI’s ability and the ability of certain of its subsidiaries to: (i) incur additional debt and issue certain preferred stock; (ii) incur or create liens; (iii) make certain dividends, distributions, investments, and other restricted payments; (iv) sell or otherwise dispose of certain assets; (v) engage in certain transactions with affiliates; and (vi) merge, consolidate, amalgamate, or sell, transfer, lease, or otherwise dispose of all or substantially all of NODI’s assets. These covenants are subject to important exceptions and qualifications.
Noble Second Lien Notes
On February 5, 2021, pursuant to the Backstop Commitment Agreement, dated October 12, 2020, among the Debtors and the backstop parties thereto, Noble Cayman and Noble Finance Company consummated the Rights Offering of the Noble Second Lien Notes and associated Noble Cayman Shares at an aggregate subscription price of $200.0 million.
On April 18, 2023, we redeemed the remaining balance of approximately $173.7 million aggregate principal amount of outstanding Noble Second Lien Notes using a portion of the proceeds from the offering of the 2030 Notes, and recognized a loss of approximately $25.7 million.
DNB Credit Facility and New DNB Credit Facility
On October 3, 2022 (the “Closing Date”), the merger, pursuant to a Business Combination Agreement, dated November 10, 2021, as amended (the “Business Combination”) by and among Noble, the Drilling Company of 1972 A/S, a Danish public limited liability company (“Maersk Drilling”) and the other parties thereto, became effective and Noble guaranteed the Term and Revolving Facilities Agreement dated December 6, 2018, by and among Maersk Drilling, the rig owners and material intragroup charterers party thereto and DNB Bank ASA as agent (as amended from time to time, the “DNB Credit Facility”) and on December 22, 2022, it was terminated and replaced with the New DNB Credit Facility. On April 18, 2023, we repaid the $347.5 million of outstanding borrowings under the New DNB Credit Facility using a portion of the proceeds from the offering of the 2030 Notes, and recognized a loss of approximately $0.7 million.
DSF Credit Facility
The Company guaranteed the DSF Credit Facility in connection with the Business Combination, and it was repaid in full on February 23, 2023, using cash on hand.
Diamond Credit Facility
On September 4, 2024, in connection with the closing of the Diamond Transaction, Noble terminated Diamond’s $300 million senior secured revolving credit facility, which was scheduled to mature on April 22, 2026. At the time of the merger and termination, Diamond had no outstanding borrowings under the facility.
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
The following table presents the carrying value, net of unamortized debt issuance costs and discounts or premiums, and the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, respectively:

	September 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior secured notes
8.000% Senior Notes due April 2030	$1,401,271	$1,445,416	$586,203	$626,472
8.500% Senior Secured Second Lien Notes due October 2030	579,966	574,838	—	—
Total debt	1,981,237	2,020,254	586,203	626,472
Less: Current maturities of long-term debt	—	—	—	—
Long-term debt	$1,981,237	$2,020,254	$586,203	$626,472

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 7 — Revenue and Customers
Disaggregation of Revenue
The following table provides information about contract drilling services revenue by rig types:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Floaters	$605,327	$549,130	1,617,538	1,519,346
Jackups	158,216	121,874	419,140	333,128
Total	$763,543	$671,004	$2,036,678	$1,852,474
Contract Balances
Accounts receivable are recognized when the right to the consideration becomes unconditional based upon contractual billing schedules. Payment terms on invoiced amounts are typically 30 to 60 days. Customer contract assets and liabilities generally consist of deferred revenue and contract costs resulting from past transactions related to the provision of services under contracts with customers. Current contract asset and liability balances are included in “Prepaid expenses and other current assets” and “Other current liabilities,” respectively, and noncurrent contract assets and liabilities are included in “Other assets” and “Other liabilities,” respectively, on our Condensed Consolidated Balance Sheets. Off-market customer contract assets and liabilities have been recognized in connection with our emergence from Chapter 11, the Business Combination with Maersk Drilling, and the Diamond Transaction, and are included in “Intangible assets” and “Noncurrent contract liabilities,” respectively.
The following table provides information about contract assets and contract liabilities from contracts with customers:

	September 30, 2024	December 31, 2023
Current customer contract assets	$17,166	$4,208
Noncurrent customer contract assets	13,759	208
Total customer contract assets	30,925	4,416

Current deferred revenue	(48,148)	(19,679)
Noncurrent deferred revenue	(37,721)	(23,393)
Total deferred revenue	$(85,869)	$(43,072)

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Significant changes in the remaining performance obligation contract assets and the contract liabilities balances for the nine months ended September 30, 2024 and 2023, are as follows:

	Contract Assets	Contract Liabilities
Net balance at December 31, 2023	$4,416	$(43,072)

Amortization of deferred costs	(17,088)	—
Additions to deferred costs	43,597	—
Amortization of deferred revenue	—	54,411
Additions to deferred revenue	—	(97,208)
Total	26,509	(42,797)

Net balance at September 30, 2024	$30,925	$(85,869)

Net balance at December 31, 2022	$11,537	$(59,797)

Amortization of deferred costs	(21,722)	—
Additions to deferred costs	13,356	—
Amortization of deferred revenue	—	62,125
Additions to deferred revenue	—	(35,891)
Total	(8,366)	26,234

Net balance at September 30, 2023	$3,171	$(33,563)
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
Off-market Customer Contract Assets and Liabilities
Upon emergence from Chapter 11, the Company recognized fair value adjustments of $113.4 million related to intangible assets for certain favorable customer contracts, which were fully amortized as of August 2023. In addition, in connection with the Business Combination with Maersk Drilling, the Company recognized additional fair value adjustments of $23.0 million. These intangible assets will be amortized as a reduction of contract drilling services revenue from the Closing Date through the remainder of the contracts.
In connection with the Business Combination with Maersk Drilling and the Diamond Transaction, the Company recognized fair value adjustments of $237.7 million and $27.7 million, respectively, related to certain unfavorable customer contracts acquired. These liabilities will be amortized as an increase to contract drilling services revenue from the Closing Date and the Diamond Closing Date through the remainder of the contracts.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)

	Unfavorable contracts	Favorable contracts
Balance at December 31, 2023	$(50,863)	$10,128
Additions	(27,663)	—
Amortization	55,129	(8,549)
Balance at September 30, 2024	$(23,397)	$1,579

Balance at December 31, 2022	$(181,883)	$34,372
Additions	—	—
Amortization	118,571	(23,031)
Balance at September 30, 2023	$(63,312)	$11,341
Estimated future amortization over the expected remaining contract periods:

	For the Year Ended December 31,
	2024	2025	Total
Unfavorable contracts	$14,531	$8,866	$23,397
Favorable contracts	(1,365)	(214)	(1,579)
Total	$13,166	$8,652	$21,818
Note 8 — Income Taxes
At September 30, 2024, the Company had deferred tax assets of $340.9 million, net of valuation allowance. Additionally, the Company also had deferred tax liabilities of $8.9 million, inclusive of a valuation allowance of $18.2 million.
During the three months ended September 30, 2024, the Company recognized additional discrete deferred tax benefits of $36.2 million related to releases and adjustments of valuation allowance for deferred tax benefits in Guyana and Luxembourg.
During the nine months ended September 30, 2024, the Company recognized additional discrete deferred tax benefits of $117.8 million related to releases and adjustments of valuation allowance for deferred tax benefits in Guyana, Nigeria, Switzerland, and Luxembourg.
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
At September 30, 2024, the reserves for uncertain tax positions totaled $208.4 million (net of related tax benefits of $8.8 million). At December 31, 2023, the reserves for uncertain tax positions totaled $202.3 million (net of related tax benefits of $0.1 million).

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
During the three months ended September 30, 2024, our tax provision included tax benefits of $36.2 million related to releases of valuation allowance for deferred tax benefits primarily in Luxembourg. Such tax benefits are offset by tax expenses related to recurring quarterly accruals of $67.8 million mostly in Guyana, Luxembourg, Switzerland, and Nigeria.
During the nine months ended September 30, 2024, our tax provision included tax benefits of $117.8 million related to releases and adjustments of valuation allowance for deferred tax benefits in Nigeria, Switzerland, and Luxembourg. Such tax benefits are offset by recurring quarterly accruals of $134.0 million mostly in Guyana, Luxembourg, Switzerland, and Nigeria.
Note 9 — Employee Benefit Plans
Pension costs (gain) include the following components:

	Three Months Ended September 30,
	2024		2023
	Non-US	US	Non-US	US
Interest cost	$608	$2,188	$508	$2,248
Return on plan assets	(665)	(2,311)	(433)	(2,394)
Recognized net actuarial (gain) loss	28	—	54	(58)
Net pension benefit cost (gain)	$(29)	$(123)	$129	$(204)

	Nine Months Ended September 30,
	2024		2023
	Non-US	US	Non-US	US
Interest cost	$1,642	$6,563	1,632	6,744
Return on plan assets	(1,796)	(6,932)	(1,392)	(7,184)
Recognized net actuarial (gain) loss	77	—	176	(173)
Net pension benefit cost (gain)	$(77)	$(369)	$416	$(613)
During the three and nine months ended September 30, 2024 and 2023, we made no contributions to our pension plans. Effective December 31, 2016, employees and alternate payees accrue no future benefits under the US plans and, as such, Noble recognized no service costs with the plans for the three and nine months ended September 30, 2024 and 2023.
Note 10 — Commitments and Contingencies
Tax Matters
Audit claims of approximately $390.5 million attributable to income and other business taxes remain outstanding and are under continued objection by Noble. Such audit claims are primarily attributable to Brazil, Egypt, Ghana, and Guyana. We intend to vigorously defend our reported positions and currently believe the ultimate resolution of the audit claims will not have a material adverse effect on our condensed consolidated financial statements. This remains under continued monitoring and evaluation on a quarterly basis as facts change and as audits and/or litigation continue to progress.
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
Services Agreement
In February 2016, Diamond entered into a ten-year agreement with a subsidiary of Baker Hughes Company (formerly named Baker Hughes, a GE company) to provide services with respect to certain blowout preventer and related well control equipment on our drillships. Such services include management of maintenance, certification, and reliability with respect to such equipment. Future commitments under the contractual services agreements are estimated to be approximately $24.7 million annually. Total future commitments are projected to be $73.6 million in the aggregate over the remaining term of the agreement, including a $37.0 million commitment for the purchase of consumables and capital spare parts owned and controlled by the vendor at the end of the service arrangement.
Letters of Credit and Surety bonds
As of September 30, 2024, we had $24.0 million of letters of credit issued under the 2023 Revolving Credit Facility and an additional $114.7 million in letters of credit and surety bonds issued under bilateral arrangements which guarantee our performance as it relates to our drilling contracts, contract bidding, tax appeals, customs duties, and other obligations in various jurisdictions. We expect to comply with the underlying performance requirements and we expect obligations under these letters of credit and surety bonds will not be called.
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
Note 11 — Supplemental Financial Information
Condensed Consolidated Balance Sheets Information
Restricted cash
Noble’s restricted cash balance as of September 30, 2024, and December 31, 2023, was $13.2 million and $7.0 million, respectively. All restricted cash is recorded in “Prepaid expenses and other current assets.”
Leases
We determine if an arrangement is a lease at inception. Our lease agreements are primarily for real estate, equipment, storage, dock space, and automobiles and are included within “Other assets”, “Other current liabilities”, and “Other liabilities” on our Condensed Consolidated Balance Sheets. In connection with the Diamond Transaction, the Company assumed several leases entered into by Diamond consisting of operating leases for corporate and shorebase offices, office and information technology equipment, employee housing, onshore storage yards, and certain rig equipment and tools as well as finance leases for well control equipment used on the drillships. The finance leases commenced in 2016 and also include an option to purchase the leased equipment at the end of the respective lease term.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Supplemental balance sheet information related to leases is as follows:

	September 30, 2024	December 31, 2023
Operating leases
Right-of-use assets	$83,775	$24,528
Current lease liabilities	16,378	10,581
Long-term lease liabilities	69,627	15,082
Finance leases
Right-of-use assets	$44,254	$—
Current lease liabilities	26,443	—
Long-term lease liabilities	15,616	—
Condensed Consolidated Statements of Cash Flows Information
Operating cash activities
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Nine Months Ended September 30,
	2024	2023
Accounts receivable	$(10,232)	$(169,944)
Other current assets	8,624	(30,250)
Other assets	153	7,356
Accounts payable	(18,136)	(721)
Other current liabilities	27,592	22,815
Other liabilities	5,481	6,192
Total net change in assets and liabilities	$13,482	$(164,552)
Non-cash investing and financing activities
Non-cash investing and financing activities excluded from unaudited Condensed Consolidated Statements of Cash Flows are as follows:

	Nine Months Ended September 30,
	2024	2023
Accrued capital expenditures at period end	$60,691	$71,291
On September 4, 2024, Noble completed the acquisition of Diamond, which included $400.5 million in net cash paid and $879.9 million in non-cash consideration, primarily related to Noble shares issued to legacy Diamond shareholders and the replacement of legacy Diamond RSU Awards, in exchange for $1.5 billion net assets acquired. See “Note 2 — Acquisitions” for additional information.
Note 12 — Information about Noble Finance II
8.000% Senior Notes due 2030
Noble Finance II, a wholly owned subsidiary of Noble, or one or more 100% owned subsidiaries of Noble Finance II, is an issuer or full and unconditional guarantor or otherwise obligated as of September 30, 2024, with respect to the 2030 Notes. See “Note 6 — Debt” for additional information.
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
The summarized financial information below reflects the consolidated accounts of Noble Finance II:

September 30, 2024
Balance Sheet
Cash and cash equivalents	$211,596
Total current assets	1,568,804
Total current liabilities	588,894
Total debt	1,401,271
Total shareholders' equity	4,469,705

Nine Months Ended September 30, 2024
Statement of Operations
Operating revenues	$2,035,977
Operating costs and expenses	1,533,046
Depreciation and amortization	275,990

Statement of Cash Flows
Net cash provided by (used in) operating activities	$611,988
Capital expenditures	(423,892)
Proceeds from disposal of assets, net	(690)
Dividend payments	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at September 30, 2024, and our results of operations for the three and nine months ended September 30, 2024 and 2023. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q, the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”), filed by Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble”) and our other filings with the US Securities and Exchange Commission (“SEC”). References in this Quarterly Report on Form 10-Q to “Noble,” the “Company,” “we,” “us,” “our,” and words of similar meaning refer collectively to Noble and its consolidated subsidiaries.

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, as amended. All statements other than statements of historical facts included in this report or in the documents incorporated by reference, are forward looking statements, including those regarding expected financial performance, revenues, expected utilization, and fleet status, stacking of rigs, effects of new rigs on the market revenues, operating expenses, cash flows, contract status, tenders, terms and duration, dayrates, termination and extensions, contract backlog, the availability, delivery, mobilization, stacking or reactivation, contract commencement, relocation or other movement of rigs and the timing thereof, contract claims, capital expenditures, insurance maintenance and renewals, access to financing, rig demand, peak oil, the offshore drilling market, oil prices, production levels among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil and gas producing nations (together with OPEC, “OPEC+”), and any expectations we may have with respect thereto, our future financial position, business strategy, impairments, repayment of debt, credit ratings, liquidity, borrowings under any credit facilities or other instruments, sources of funds, cost inflation, planned acquisitions or divestitures of assets, governmental regulations and permitting, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, share repurchases, progress, plans and goals related to environmental, social, and governance matters; the outcome of tax disputes; assessments and settlements; and expense management, the outcome of any dispute, litigation, audit or investigation, plans, foreign currency requirements, results of joint ventures, general economic, market, including inflation and recessions, trends and outlook; general political conditions, including political tensions, conflicts and war, timing for compliance with any new regulations the benefits or results of acquisitions or dispositions (including the Business Combination (as defined herein) and the Diamond Transaction (as defined herein), our plans, objectives, expectations, and intentions related to the Business Combination and Diamond Transaction). Forward-looking statements involve risks, uncertainties, and assumptions, and actual results may differ materially from any future results expressed or implied by such forward-looking statements. When used in this report or in the documents incorporated by reference, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “on track,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “shall,” “target,” “will,” and similar expressions are intended to be among the terms that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. The expectations expressing in forward-looking statements are subject to a number of risks and uncertainties, which include, but are not limited to: a decline in the price of oil or gas, reduced demand for oil and gas products and increased regulation of drilling and production, price competition and cyclicality in the offshore drilling industry, offshore rig supply, dayrates and demand for rigs, contract duration, renewal, terminations and repricing, national oil companies and governmental clients, contract backlog, risks related to the recently completed Diamond Transaction, including the risk that the benefits of the transaction may not be fully realized or may take longer to realize than expected, customer and geographic concentration, operational hazards and risks, labor force unionization, labor interruptions and labor regulations, major natural disasters, catastrophic events, acts of war, terrorism or social unrest, pandemic, or other similar event, joint ventures as well as investments in associates, international operations and related mobilization and demobilization of rigs, operational interruptions, delays, upgrades, refurbishment and repair of rigs and any related delays and cost overruns or reduced payment of dayrates, impacts of inflation, renewal of insurance, protection of sensitive information, operational technology systems and critical data, the ability to attract and retain skilled personnel or the increased cost in doing so, supplier capacity constraints or shortages in parts or equipment, supplier production disruptions, supplier quality and sourcing issues or price increases, future mergers, acquisitions or dispositions of businesses or assets or other strategic transactions, hurricanes and windstorm damage, responding to energy rebalancing, non-performance of suppliers or third-party subcontractors, risks related to the Business Combination and the Diamond Transaction and the related integration and compliance with laws and regulations, increasing attention to environmental, social, and governance matters, including climate change, compliance with anti-bribery or anti-corruption, international trade laws and regulations, litigation, our ability to maintain effective disclosure controls and procedures and internal control over financial reporting, impairments on property and equipment, including rigs and related capital spares, operating and financial restrictions and maintenance of covenants in our debt financing, tax disputes or tax challenges, that could cause actual plans or results to differ materially from those included in any forward-looking statements. Actual results could differ materially from those expressed as a result of various factors and could, among other impacts, impact our ability to repurchase shares and declare and pay dividends such that we suspend our share repurchase program and reduce, suspend, or totally eliminate dividend payments in the future. These factors include those “Risk Factors” referenced or described in Part II, Item 1A “Risk Factors” of this Form 10-Q, Part I, Item 1A. “Risk Factors” of our Form 10-K, and in our other filings with the SEC. We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us. Future quarterly dividends and other shareholder returns will be subject to, amongst other things, approval by the Board of Directors, and may be modified as market conditions dictate.
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

Executive Overview
Noble is a leading offshore drilling contractor for the oil and gas industry. As of the filing date of this Quarterly Report on Form 10-Q, Noble performs, through its subsidiaries, contract drilling services with a fleet of 41 drilling rigs, consisting of 28 floaters and 13 jackups focused largely on ultra-deepwater and high-specification jackup drilling opportunities in both established and emerging regions worldwide. Following the recent Diamond Transaction, our total floater count now also includes several lower specification semisubmersibles. We typically employ each drilling unit under an individual contract, and many contracts are awarded based upon a competitive bidding process.
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
Recent Events
Diamond Transaction. On June 9, 2024, Noble entered into an agreement and plan of merger (the “Diamond Merger Agreement”) with Diamond Offshore Drilling, Inc. (“Diamond”), Dolphin Merger Sub 1, Inc., and Dolphin Merger Sub 2, Inc., under which Noble would acquire Diamond in a stock plus cash transaction (the “Diamond Transaction”). On September 4, 2024 (“the Diamond Closing Date”), Noble completed its acquisition of Diamond. Pursuant to the terms and conditions set forth in the Diamond Merger Agreement, Diamond shareholders received 0.2316 shares of Noble, plus cash consideration of $5.65 per share for each share of Diamond.
8.000% Senior Notes due 2030. In August 2024, Noble Finance II issued an additional $800.0 million in aggregate principal amount of its 8.000% Senior Notes due 2030 at a premium of 103% bringing the total outstanding principal amount to $1.4 billion (collectively, the “2030 Notes”). The 2030 Notes were issued pursuant to an indenture, dated April 18, 2023, among Noble Finance II, certain subsidiaries of Noble Finance II (the “Guarantors”), and U.S. Bank Trust Company, National Association, as trustee.
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
Although the market outlook in our business varies by geographical region and water depth, we remain encouraged by the long-term outlook in the ultra-deepwater floater market, with overall demand having increased from 2020 lows. However, within this ultra-deepwater market, our customers continue to focus on our highest specification floaters, which represents the majority of our floater fleet. Assuming current market fundamentals, continued customer prioritization towards these highest specification floaters is likely to result in lower utilization for our lower specification drillships and our semi-submersibles. Demand for midwater semisubmersibles is primarily driven by brownfield activity in mature basins, especially in Northwest Europe and the Asia Pacific regions, where a generally stable level of baseload demand is supported by infield drilling and plug and abandonment requirements. We have also observed an overall demand increase in the global jackup market since 2020, with the Middle East being the largest component of this increase. While we remain encouraged about overall rig demand, to the extent global macroeconomic concerns become more prevalent and produce downward pressure on oil and gas prices, we could experience downward pressure on overall rig demand for both floaters and jackups.
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
Returning to the broader offshore drilling market, while the length of contract terms has started to moderately increase, the overall market remains characterized by generally shorter-term contracts. This leads to an increased number of rig contract start-ups, both with different customers and among different regions. These rig contract start-ups and other shipyard projects may result in incremental resources and costs and, in certain cases, may delay delivery of the applicable rig which may trigger applicable late delivery clauses. A combination of customers delaying certain drilling programs and shorter-term contracts, have resulted in, and are likely to continue to result in, lower overall utilization for our fleet.
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
Contract Drilling Services Backlog
We maintain a backlog of commitments for contract drilling services. Our contract drilling services backlog reflects estimated future revenues attributable to signed drilling contracts. While backlog did not include any letters of intent as of September 30, 2024, in the past we have included in backlog certain letters of intent that we expect to result in binding drilling contracts. As of September 30, 2024, contract drilling services backlog totaled approximately $6.5 billion, which includes a commitment of approximately 70% of available days for the remainder of 2024.
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
The table below presents the amount of our contract drilling services backlog as of September 30, 2024, and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2024 (1)	2025	2026	2027	2028
	(In thousands)
Contract Drilling Services Backlog
Floaters (2)	$5,563,671	$693,300	$2,179,556	$1,458,562	$828,953	$403,300
Jackups (3)	925,631	137,555	390,293	214,723	183,060	—
Total	$6,489,302	$830,855	$2,569,849	$1,673,285	$1,012,013	$403,300
Percent of Available Days Committed (4)
Floaters		65%	49%	33%	21%	9%
Jackups		81%	50%	18%	14%	—%
Total		70%	49%	28%	19%	—%
(1)Represents a three-month period beginning October 1, 2024.

(2)Noble entered into a multi-year Commercial Enabling Agreement (the “CEA”) with ExxonMobil in February 2020. Under the CEA, dayrates for the rigs are repriced on March 1 and September 1 each year to the projected market rate at the time the new rate goes into effect, subject to a scale-based discount and a performance bonus that appropriately aligns the interests of Noble and ExxonMobil. Under the CEA, the table above includes awarded and remaining current contract term to August 18, 2028, related to each of the four following rigs: the Noble Tom Madden, Noble Bob Douglas, Noble Don Taylor, and Noble Sam Croft. Under the CEA, ExxonMobil may reassign remaining contract term among rigs, subject to maintaining certain minimum contract term on the rig from which term is removed.
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
As of September 30, 2024, ExxonMobil, Petrobras, and BP represented approximately 38.0%, 13.5%, and 13.3% of our backlog, respectively.

Results of Operations
Results for the Three Months Ended September 30, 2024 and 2023
Net income for the three months ended September 30, 2024 (the “current quarter”), was $61.2 million, or $0.40 per diluted share, on operating revenues of $800.5 million compared to net income for the three months ended September 30, 2023, of $158.3 million, or $1.09 per diluted share, on operating revenues of $697.5 million.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates, and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “Contract Drilling Services” below.
The following table presents the average rig utilization, operating days, and average dayrates for our rig fleet for the periods indicated:

	Average Rig Utilization (1)		Operating Days (2)		Average Dayrates (2)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Floaters	72%	77%	1,418	1,348	$424,199	$403,813
Jackups	83%	64%	991	824	159,444	140,775
Total	76%	72%	2,409	2,172	$315,295	$304,040
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

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change
Operating revenues:	2024	2023	$	%
Contract drilling services	$763,543	$671,004	$92,539	14%
Reimbursables and other (1)	37,006	26,446	10,560	40%
	800,549	697,450	103,099	15%
Operating costs and expenses:
Contract drilling services	$434,192	$354,199	$79,993	23%
Reimbursables (1)	28,185	16,682	11,503	69%
Depreciation and amortization	109,879	77,146	32,733	42%
General and administrative	43,596	33,039	10,557	32%
Merger and integration costs	69,214	12,966	56,248	434%
(Gain) loss on sale of operating assets, net	—	—	—	—%
Hurricane losses and (recoveries), net	—	2,642	(2,642)	(100)%
	685,066	496,674	188,392	38%
Operating income (loss)	$115,483	$200,776	$(85,293)	(42)%
(1)We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations, or cash flows.
The following table provides information about contract drilling revenue and costs by rig types (dollars in millions except average dayrates):

		Three Months Ended September 30,
		2024		2023
		Floaters	Jackups	Floaters	Jackups
Contract drilling services revenues		$605.3	$158.2	$549.1	$121.9
Contract drilling services costs		$332.6	$101.6	$266.9	$87.3
Average rig utilization		72%	83%	77%	64%
Operating days		1,418	991	1,348	824
Average dayrates		$424,199	$159,444	$403,813	$140,775
Total rigs	— Beginning	18	13	19	13
	— Acquired	11	—	—	—
	— Disposed	(1)	—	—	—
	— Ending	28	13	19	13
Contract Drilling Services Revenues
Floaters. During the third quarter of 2024, floaters generated revenue of $605.3 million, as compared to $549.1 million in the third quarter of 2023. The increase in revenue was mainly attributable to $84.0 million provided by the 10 additional floaters acquired in connection with the Diamond Transaction as well as $56.8 million from an increase in average dayrates in the current period. These increases were partly offset by $83.4 million from rigs with net changes in operating days in the current period.
Jackups. During the third quarter of 2024, jackups generated revenue of $158.2 million, as compared to $121.9 million in the third quarter of 2023. The increase in revenue was mainly attributable to $24.8 million from an increase in average dayrates in the current period and $20.3 million from rigs with net changes in operating days in the current period. Additionally, jackup revenue from net non-cash amortization related to off-market customer contract assets and liabilities decreased $5.7 million in the current period.
Operating Costs and Expenses
Floaters. During the third quarter of 2024, total contract drilling services costs related to floaters was $332.6 million, as compared to $266.9 million in the third quarter 2023. The primary drivers of this increase were $44.0 million related to the 10 additional floaters acquired in connection with the Diamond Transaction, $7.6 million in repairs and maintenance, $4.0 million in transportation and storage, and $19.3 million in non-labor crew costs and operations support costs across the fleet. These increases were partially offset by decreases of $3.3 million in labor, and $6.0 million in mobilization.
Jackups. During the third quarter of 2024, total contract drilling services cost related to jackups was $101.6 million, as compared to $87.3 million in the third quarter 2023. The primary drivers of the aggregate increase of $29.6 million related to labor costs, repairs and maintenance, mobilization, operations support, and other costs across the fleet. These increases were partially offset by decreases in fuel and other costs across the fleet. Further, there was a decrease of $15.3 million after the completion of disposal activities regarding certain rigs.
Depreciation and amortization. Depreciation and amortization totaled $109.9 million and $77.1 million during the third quarter of 2024 and 2023, respectively. Depreciation and amortization increased by $32.7 million in the current quarter primarily due to the timing of capital additions that were placed in service as compared to retirements among the periods and the Diamond Transaction.
General and administrative. General and administrative expenses totaled $43.6 million and $33.0 million during the third quarter of 2024 and 2023, respectively. The increase was primarily a result of the Diamond Transaction and other individually insignificant items within certain corporate charges such as professional fees, corporate leases, and employee related costs.
Merger and integration costs. Noble incurred $69.2 million and $13.0 million of merger and integration costs during the third quarter of 2024 and 2023, respectively. In the third quarter of 2024, $63.1 million and $6.1 million of costs related directly to the Diamond Transaction and the Business Combination with Maersk Drilling, respectively. Costs incurred prior to the third quarter of 2024 related to the Business Combination with Maersk Drilling in October 2022. A majority of the costs in the third quarter of 2024 attributable to the Diamond Transaction related to the closing of the transaction and included charges for professional fees, severance, and share-based compensation.
Hurricane losses and (recoveries), net. During the third quarter of 2024, costs incurred in connection with the Hurricane Ida incident were offset by accrued recoveries. For additional information about the Hurricane Ida incident, see “Note 10 — Commitments and Contingencies” to our unaudited condensed consolidated financial statements.
Other Income and Expenses
Interest expense, net of amounts capitalized. Interest expense totaled $25.0 million and $13.0 million during the third quarter of 2024 and 2023, respectively. Interest expense primarily relates to our 8.000% Senior Notes issued in August 2024 and April 2023 as well as 8.500% Senior Secured Second Lien Notes assumed in connection with the Diamond Transaction. For additional information, see “Note 6 — Debt” to our unaudited condensed consolidated financial statements.
Gain on bargain purchase. Noble recognized a $5.0 million gain on the bargain purchase of Maersk Drilling during the third quarter of 2023. For additional information, see “Note 2 — Acquisitions” to our unaudited condensed consolidated financial statements.
Interest income and other, net. Noble recognized other income of $2.3 million and $17.2 million during the third quarter of 2024 and 2023, respectively. The third quarter of 2023 included approximately $18.0 million of compensation related to a joint taxation scheme with A.P. Møller Holding A/S.
Income tax benefit (provision). Noble recorded an income tax provision of $31.6 million and $51.7 million during the third quarter of 2024 and 2023, respectively.
During the third quarter of 2024, our tax provision included tax benefits of $36.2 million related to releases of valuation allowance for deferred tax benefits primarily in Luxembourg. Such tax benefits are offset by tax expenses related to recurring quarterly accruals of $67.8 million mostly in Guyana, Luxembourg, Switzerland, and Nigeria.

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
Results for the Nine Months Ended September 30, 2024 and 2023
Net income for the nine months ended September 30, 2024, was $351.7 million, or $2.37 per diluted share, on operating revenues of $2.1 billion compared to compared to net income for the nine months ended September 30, 2023, of $332.2 million, or $2.29 per diluted share, on operating revenues of $1.9 billion.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates, and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “Contract Drilling Services” below.
The following table presents the average rig utilization, operating days and average dayrates for our rig fleet for the periods indicated:

	Average Rig Utilization (1)		Operating Days (2)		Average Dayrates (2)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Floaters	69%	77%	3,658	3,966	$430,615	$366,560
Jackups	76%	65%	2,700	2,487	153,648	121,913
Total	71%	72%	6,358	6,453	$313,007	$272,279
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

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		Change
Operating revenues:	2024	2023	$	%
Contract drilling services	$2,036,678	$1,852,474	$184,204	10%
Reimbursables and other (1)	93,799	93,565	234	—%
	$2,130,477	$1,946,039	$184,438	9%
Operating costs and expenses:
Contract drilling services	$1,159,913	$1,078,521	$81,392	8%
Reimbursables (1)	69,196	67,484	1,712	3%
Depreciation and amortization	287,347	218,412	68,935	32%
General and administrative	109,226	95,428	13,798	14%
Merger and integration costs	89,163	47,049	42,114	90%
(Gain) loss on sale of operating assets, net	(17,357)	—	(17,357)	—%
Hurricane losses and (recoveries), net	—	22,120	(22,120)	(100)%
	1,697,488	1,529,014	168,474	11%
Operating income (loss)	$432,989	$417,025	$15,964	4%
(1)We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations, or cash flows.
The following table provides information about contract drilling revenue and costs by rig types (dollars in millions except average dayrates):

		Nine Months Ended September 30,
		2024		2023
		Floaters	Jackups	Floaters	Jackups
Contract drilling services revenues		$1,617.5	$419.1	$1,519.3	$333.1
Contract drilling services costs		$870.9	$289.0	$816.3	$262.2
Average rig utilization		69%	76%	77%	65%
Operating days		3,658	2,700	3,966	2,487
Average dayrates		$430,615	$153,648	$366,560	$121,913
Total rigs	— Beginning	19	13	19	13
	— Acquired	11	—	—	—
	— Disposed	(2)	—	—	—
	— Ending	28	13	19	13
Contract Drilling Services Revenues
Floaters. During the nine months ended September 30, 2024, floaters generated revenue of $1.6 billion, as compared to $1.5 billion in the nine months ended September 30, 2023. The increase in revenue was mainly attributable to $84.0 million provided by the 10 additional floaters acquired in connection with the Diamond Transaction as well as $247.0 million from an increase in average dayrates in the current period. These increases were partly offset by $209.6 million from rigs with net changes in operating days in the current period. Additionally, floater revenue from net non-cash amortization related to off-market customer contract assets and liabilities decreased $23.2 million in the current period.

Jackups. During the nine months ended September 30, 2024, jackups generated revenue of $419.1 million, as compared to $333.1 million in the nine months ended September 30, 2023. The increase in revenue was mainly attributable to $72.8 million from an increase in average dayrates in the current period and $41.2 million from rigs with net changes in operating days in the current period. Additionally, jackup revenue from net non-cash amortization related to off-market customer contract assets and liabilities decreased $25.6 million in the current period.
Operating Costs and Expenses
Floaters. During the nine months ended September 30, 2024, total contract drilling services costs related to floaters was $870.9 million, as compared to $816.3 million in the nine months ended September 30, 2023. The primary drivers of this increase were $44.0 million related to the 10 additional floaters acquired in connection with the Diamond Transaction, $13.2 million in repairs and maintenance, $10.9 million in labor, $10.5 million in transportation and storage, $6.0 million in fuel, and $6.3 million in non-labor crew costs and operations support costs across the fleet. These increases were offset by a decrease of $36.3 million in mobilization.
Jackups. During the nine months ended September 30, 2024, total contract drilling services cost related to jackups was $289.0 million, as compared to $262.2 million in the nine months ended September 30, 2023. The primary drivers of the aggregate increase of $65.7 million related to labor costs, repairs and maintenance, operations support, and other costs across the fleet. These increases were partially offset by decreases in fuel and other costs across the fleet. Further, there was a decrease of $38.9 million after the completion of disposal activities regarding certain rigs.
Depreciation and amortization. Depreciation and amortization totaled $287.3 million and $218.4 million during the nine months ended September 30, 2024 and 2023, respectively. Depreciation and amortization increased by $68.9 million in the current period primarily due to the timing of capital additions that were placed in service as compared to retirements among the periods as well as an incremental amount added in connection with the Diamond Transaction.
General and administrative. General and administrative expenses totaled $109.2 million and $95.4 million during the nine months ended September 30, 2024 and 2023, respectively. The increase was primarily a result of the Diamond Transaction and other individually insignificant items within certain corporate charges such as professional fees, corporate leases, and employee related costs.
Merger and integration costs. Noble incurred $89.2 million and $47.0 million of merger and integration costs during the nine months ended September 30, 2024 and 2023, respectively, primarily as a result of the Diamond Transaction and the Business Combination with Maersk Drilling. During the current period, $69.4 million and $19.8 million of costs related directly to the Diamond Transaction and the Business Combination with Maersk Drilling, respectively. Costs incurred prior to 2024 related to the Business Combination with Maersk Drilling in October 2022. A majority of the costs attributable to the Diamond Transaction related to the closing of the transaction and included charges for professional fees, severance, and share-based compensation.
Hurricane losses and (recoveries). During the nine months ended September 30, 2024, costs incurred in connection with the Hurricane Ida incident were offset by accrued recoveries. For additional information about the Hurricane Ida incident, see “Note 10 — Commitments and Contingencies” to our unaudited condensed consolidated financial statements.
Other Income and Expenses
Interest expense, net of amounts capitalized. Interest expense totaled $54.5 million and $44.5 million during the nine months ended September 30, 2024 and 2023, respectively. Interest expense primarily relates to our 8.000% Senior Notes issued in August 2024 and in April 2023, which refinanced prior debt assumed in the Business Combination with Maersk Drilling in October 2022 as well as 8.500% Senior Secured Second Lien Notes assumed in connection with the Diamond Transaction. In the nine months ended September 30, 2024, $3.5 million of interest expense related to non-income taxes partially offset decreases in interest on debt. For additional information, see “Note 6 — Debt” to our unaudited condensed consolidated financial statements.
Gain on bargain purchase. Noble recognized a $5.0 million gain on the bargain purchase of Maersk Drilling during the third quarter of 2023. For additional information, see “Note 2 — Acquisitions” to our unaudited condensed consolidated financial statements.
Interest income and other, net. Noble recognized other losses of $10.6 million and other income of $16.3 million during the nine months ended September 30, 2024 and 2023, respectively. The nine months ended September 30, 2023, included approximately $18.0 million of compensation related to a joint taxation scheme with A.P. Møller Holding A/S.

Income tax benefit (provision). Noble recorded an income tax provision of $16.2 million and $35.2 million during the nine months ended September 30, 2024 and 2023, respectively.
During the nine months ended September 30, 2024, our tax provision included tax benefits of $117.8 million related to releases and adjustments of valuation allowance for deferred tax benefits in Nigeria, Switzerland, and Luxembourg. Such tax benefits are offset by recurring quarterly accruals of $134.0 million mostly in Guyana, Luxembourg, Switzerland, and Nigeria.
During the nine months ended September 30, 2023, our tax provision included tax benefits of $113.5 million related to releases of valuation allowance for deferred tax benefits in Guyana, Luxembourg, Norway and Switzerland; a tax benefit of $6.8 million related to a Ghana uncertain tax position release, and a tax benefit of $2.0 million related to a foreign tax credit refund. Such tax benefits are offset by tax expenses related to a Mexico uncertain tax position of $9.8 million, contract fair value amortization of $16.3 million, and various recurring quarterly accruals of $131.3 million primarily in Guyana, Australia, Denmark, and Luxembourg.
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
As of September 30, 2024, we had no borrowings outstanding and $24.0 million of letters of credit issued under the 2023 Revolving Credit Facility. For additional information about our 2023 Revolving Credit Facility as of September 30, 2024, see “Note 6 — Debt” to our unaudited condensed consolidated financial statements.
8.000% Senior Notes due 2030
In August 2024, Noble Finance II issued an additional $800.0 million in aggregate principal amount of its 8.000% Senior Notes due 2030 at a premium of 103% bringing the total outstanding principal amount to $1.4 billion. The 2030 Notes were issued pursuant to an indenture, dated April 18, 2023, among Noble Finance II, the Guarantors, and U.S. Bank Trust Company, National Association, as trustee. For additional information about the 2030 Senior Notes, see “Note 6 — Debt” to our unaudited condensed consolidated financial statements.
Diamond Second Lien Notes due 2030
In connection with the Diamond Transaction, the Company assumed $550 million aggregate principal amount of 8.500% Senior Secured Second Lien Notes due October 2030 issued by Diamond Foreign Asset Company and Diamond Finance, LLC. For additional information about the Diamond Second Lien Notes, see “Note 6 — Debt” to our unaudited condensed consolidated financial statements.
Diamond Credit Facility
In connection with the Diamond Transaction, the Company terminated Diamond’s $300 million senior secured revolving credit facility, which was scheduled to mature in April 2026. At the time of the merger and termination, Diamond had no outstanding borrowings under the facility.
Sources and Uses of Cash
Our principal sources of capital in the current period were cash generated from operating activities as well as net proceeds from the issuance of additional 2030 Notes. Cash on hand during the current period was primarily used for the following:
•cash consideration and fees related to the Diamond Transaction;
•normal recurring operating expenses;
•planned and discretionary capital expenditures;
•fees and expenses related to merger and integration costs;
•share repurchases and dividend payments; and
•certain contractual cash obligations and commitments.
Our anticipated cash flow needs, both in the short term and long term, may also include repurchases, redemptions, or repayments of debt and interest.

We currently expect to fund our cash flow needs with cash generated by our operations, cash on hand, proceeds from sales of assets, or borrowings under the 2023 Revolving Credit Facility and we believe this will provide us with sufficient liquidity to fund our cash flow needs over the next 12 months. Subject to market conditions and other factors, we may also issue equity or long-term debt securities to fund our cash flow needs and for other purposes. In 2023 and during the first three quarters of 2024, we incurred additional expenses and capital costs related to the damage and repair of two jackup rigs. Additionally, during the third quarter of 2024, we incurred additional expenses and capital costs related to the damage and repair of one floater. These incurred costs exceeded our deductible amount. As such, we have received partial insurance recoveries and we continue to seek insurance recoveries for the remainder of the incurred and anticipated costs.
Net cash provided by operating activities was $519.3 million and $286.8 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in net cash provided by operating activities for the nine months ended September 30, 2024 was primarily attributable to improvements in cash flows from operating assets and liabilities, with key drivers being an increase in payments from customers offset by a reduction in payments to vendors. We had working capital of $510.2 million at September 30, 2024, and $420.1 million at December 31, 2023.
Net cash used in investing activities was $813.8 million and $268.1 million for the nine months ended September 30, 2024 and 2023, respectively, and primarily consisted of capital expenditures on routine projects associated with overhauls and upgrades on various rigs and net cash paid related to the closing of the Diamond Transaction.
Net cash provided by financing activities was $331.9 million for the nine months ended September 30, 2024, and net cash used in financing activities was $254.8 million for the nine months ended September 30, 2023. The nine months ended September 30, 2024, included the issuance of an additional $824.0 million of 2030 Notes. We also repurchased 6.9 million of our Ordinary Shares for total of $250.0 million, made dividend payments to our shareholders of $198.2 million, and paid $57.2 million in taxes withheld on vested employee share-based compensation awards. The nine months ended September 30, 2023, included the repayment of the DSF Credit Facility in full, redemption of Noble Second Lien Notes, repayment of the New DNB Credit Facility, totaling $673.4 million, and the $600.0 million issuance of 2030 Notes. We also repurchased 2.0 million of our Ordinary Shares for total of $80.0 million and made dividend payments to our shareholders of $42.4 million.
At September 30, 2024, we had a total contract drilling services backlog of approximately $6.5 billion, which includes a commitment of 70% of available days for the remainder of 2024. For additional information regarding our backlog, see “Contract Drilling Services Backlog.”
Capital Additions
Capital additions totaled $374.3 million for the nine months ended September 30, 2024, and consisted of the following:
•$214.2 million for sustaining capital;
•$132.8 million in major projects, including subsea and other related projects; and
•$27.3 million for rebillable capital and contract modifications.
Our total capital additions estimate for the year ending December 31, 2024, net of reimbursements, is expected to range between $480 million and $510 million, of which approximately $300 million to $330 million is currently anticipated to be spent for sustaining capital. We expect to fund these capital additions with cash generated by our operations and cash on hand.
From time to time we consider possible projects and may have certain events, such as insured losses, that would require expenditures that are not included in our capital budget, and such unbudgeted expenditures could be significant. In addition, while liquidity and preservation of capital remains our top priority, we will continue to evaluate acquisitions of drilling units from time to time.
Dividends
Our most recent quarterly dividend, totaling approximately $81.6 million (or $0.50 per share), was declared on June 10, 2024, and paid on September 26, 2024, to shareholders of record at close of business on September 12, 2024.
On November 5, 2024, Noble’s Board of Directors declared an interim quarterly cash dividend on our Ordinary Shares of $0.50 per share. The $0.50 dividend is expected to be paid on December 19, 2024, to shareholders of record at close of business on December 5, 2024.
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
Share Repurchases
On October 22, 2024 the Board of Directors approved a share repurchase program of up to $400 million commencing immediately after completion of the prior $400 million share repurchase. All shares purchased under the share repurchase programs are cancelled. The share repurchase programs take place within the limitations of the general authority previously granted by shareholders, or any authorization to be granted at a future general meeting of the Company. As of the date hereof, the repurchase programs do not have fixed expirations, and may be modified, suspended or discontinued at any time. The programs do not obligate the Company to acquire any particular amount of shares.
Condensed Consolidating Financial Information
The indenture governing the 2030 Notes contains a covenant that requires Noble Finance II to furnish to holders of the 2030 Notes certain financial information relating to Noble Finance II and its restricted subsidiaries. The indenture governing the Diamond Second Lien Notes contains a covenant that requires Noble Offshore Drilling, Inc. (or “NODI”, formerly Diamond Offshore Drilling, Inc.) to furnish to holders of the Diamond Second Lien Notes certain financial information relating to NODI and its subsidiaries.
The summarized financial information below reflects combined accounts of Noble Finance II, NODI, and all other subsidiaries of Noble. The financial information is presented on a combined basis and intercompany balances and transactions between entities have been eliminated.

	Noble Corporation plc and Subsidiaries
	Unaudited Condensed Consolidating Selected Financials
	September 30, 2024

	Consolidated Noble Finance II LLC	Consolidated Noble Offshore Drilling, Inc. (1)	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Balance Sheets
Cash and cash equivalents	$211,596	$179,801	$461	$—	$391,858
Total current assets	1,568,804	455,946	87,087	(701,146)	1,410,691
Total current liabilities	588,894	298,270	1,260,549	(1,247,248)	900,465
Total debt	1,401,271	1,171,316	—	(591,350)	1,981,237
Total shareholders' equity	4,469,705	864,444	4,216,892	(4,866,092)	4,684,949

	Noble Corporation plc and Subsidiaries
	Unaudited Condensed Consolidating Selected Financials
	Nine Months Ended September 30, 2024

	Consolidated Noble Finance II LLC	Consolidated Noble Offshore Drilling, Inc. (1)	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Statements of Operations
Operating revenues	$2,035,977	$94,380	$2,544	$(2,424)	$2,130,477
Operating costs and expenses	1,533,046	95,246	69,196	—	1,697,488
Depreciation and amortization	275,990	11,357	—	—	287,347

Statements of Cash Flows
Net cash provided by (used in) operating activities	$611,988	$(8,887)	$(83,840)	$—	$519,261
Capital expenditures	(423,892)	(10,562)	(199)	—	(434,653)
Proceeds from disposal of assets, net	(690)	5,575	—	—	4,885
Dividend payments	—	—	(198,150)	—	(198,150)
(1)Consolidated Noble Offshore Drilling, Inc. from merger effective date on September 4, 2024.
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
For information about our critical accounting policies and estimates, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Form 10-K. As of September 30, 2024, there have been no material changes to the judgments, assumptions, and estimates upon which our critical accounting policies and estimates are based.
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
Item 4. Controls and Procedures
Conclusions Regarding Disclosure Controls and Procedures
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Noble, and Richard B. Barker, Executive Vice President and Chief Financial Officer (Principal Financial Officer) of Noble, have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. On the basis of this evaluation and, as a result of the material weakness in internal control over financial reporting as described below, Mr. Eifler and Mr. Barker have concluded that Noble’s disclosure controls and procedures were not effective as of September 30, 2024.
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

Changes in Internal Control Over Financial Reporting
Other than as described above, there were no changes in Noble’s internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Noble.
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
Item 1A. Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. You should carefully read and consider “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Form 10-K for the year ended December 31, 2023, as well as “Item 1A Risk Factors” in Part II of our Form 10-Q for the quarter ended June 30, 2024, each of which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected. There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2023, and Form 10-Q for the quarter ended June 30, 2024, except for the risk factor titled “Failure to complete the Diamond Transaction in a timely manner or at all could have adverse effects on the market value, trading price, and/or the future business results and financial condition of Noble,” which is no longer relevant.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exercises of Warrants
During the three months ended September 30, 2024:
•71,314 Ordinary Shares were issued to holders of our Tranche 1 Warrants pursuant to exercises of 115,265 Tranche 1 Warrants; and
•55,098 Ordinary Shares were issued to holders of our Tranche 2 Warrants pursuant to exercises of 109,690 Tranche 2 Warrants.
•No Ordinary Shares were issued to holders of our Tranche 3 Warrants pursuant to exercises of 45 Tranche 3 Warrants.
Such Ordinary Shares were issued pursuant to the exemptions from the registration requirements of the Securities Act under Section 4(a)(2) under the Securities Act or Section 1145 of the Bankruptcy Code. For more information on the terms of exercise and other features of the warrants, see our Form 10-K.
Share Repurchases
The following table presents information about our purchases of equity securities for the three months ended September 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)
July 1 - 31, 2024	—	$—	—	$290,174,049
August 1 - 31, 2024	1,166,493	$37.90	1,166,493	$245,944,484
September 1- 30, 2024	5,771,635	$35.63	5,771,635	$40,174,211
Total	6,938,128		6,938,128	$40,174,211
(1)On November 2, 2022, we announced a share repurchase plan authorizing us to purchase up to $400 million of outstanding Ordinary Shares or Warrants, subject to restrictions under applicable law discussed in “Note 4 — Income (Loss) Per Share” to our unaudited condensed consolidated financial statements. The $400 million authorization does not have a fixed expiration, and may be modified, suspended, or discontinued at any time. The program does not obligate us to acquire any particular amount of shares. During the three months ended September 30, 2024, we repurchased 6,938,128 of our Ordinary Shares. All repurchased shares were subsequently cancelled.

Item 5. Other Information
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the three months ended September 30, 2024, no such plans or other arrangements were adopted, terminated or modified.
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

2.3†
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

4.1
Second Supplemental Indenture, dated as of August 22, 2024, by and among Noble Finance II LLC, the subsidiaries of Noble Finance II LLC named therein, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.3 to the Noble Corporation plc’s Current Report on Form 8-K filed on August 22, 2024 and incorporated herein by reference).

4.2
Supplemental Indenture, dated as of September 4, 2024, by and among Diamond Foreign Asset Company and Diamond Finance, LLC, as issuers, Diamond Offshore Drilling, Inc., as existing company, Dolphin Merger Sub 2, Inc., as new company, and HSBC Bank USA, National Association, as trustee and collateral agent (filed as Exhibit 4.1 to the Noble Corporation plc’s Current Report on Form 8-K filed on September 4, 2024 and incorporated herein by reference).

10.1*	Diamond Offshore Drilling, Inc. 2021 Long-Term Stock Incentive Plan.

10.2*	First Amendment to the Diamond Offshore Drilling, Inc. 2021 Long-Term Stock Incentive Plan.

31.1	Certification of Robert W. Eifler, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Richard B. Barker, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of Robert W. Eifler, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Richard B. Barker, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit Number	Exhibit

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Noble Corporation plc, a public limited company formed under the laws of England and Wales

/s/ Richard B. Barker	November 6, 2024
Richard B. Barker Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Jennifer Yeung	November 6, 2024
Jennifer Yeung Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	Date