Form 10-Q
period 2025-06-30
Noble Corp plc
filed 2025-08-06
CIK 1895262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑    No ☐

Number of shares outstanding at August 1, 2025: Noble Corporation plc - 158,824,801

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$338,185	$247,303
Accounts receivable, net	761,725	796,961
Taxes receivable	57,748	56,389
Prepaid expenses and other current assets	131,404	288,211
Total current assets	1,289,062	1,388,864
Property and equipment, at cost	6,999,287	6,904,731
Accumulated depreciation	(1,143,045)	(868,914)
Property and equipment, net	5,856,242	6,035,817
Other assets	521,667	540,087
Total assets	$7,666,971	$7,964,768
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$341,333	$397,622
Accrued payroll and related costs	99,595	116,877
Taxes payable	88,205	78,900
Interest payable	36,014	36,075
Other current liabilities	150,826	310,888
Total current liabilities	715,973	940,362
Long-term debt	1,978,027	1,980,186
Deferred income taxes	5,458	9,202
Noncurrent contract liabilities	—	8,580
Other liabilities	339,186	375,052
Total liabilities	3,038,644	3,313,382
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock, $0.00001 par value; 158,822,749 and 158,946,711 ordinary shares outstanding as of June 30, 2025, and December 31, 2024, respectively	1	1
Additional paid-in capital	4,242,337	4,236,172
Retained earnings	381,474	411,244
Accumulated other comprehensive income (loss)	4,515	3,969
Total shareholders’ equity	4,628,327	4,651,386
Total liabilities and equity	$7,666,971	$7,964,768
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating revenues
Contract drilling services	$812,077	$660,710	$1,644,505	$1,273,135
Reimbursables and other	36,575	32,134	78,634	56,793
	848,652	692,844	1,723,139	1,329,928
Operating costs and expenses
Contract drilling services	502,427	335,854	964,526	725,721
Reimbursables	28,360	23,331	60,144	41,011
Depreciation and amortization	147,085	90,770	290,222	177,468
General and administrative	34,976	39,669	70,184	65,630
Merger and integration costs	5,302	10,618	20,222	19,949
(Gain) loss on sale of operating assets, net	(4,751)	(17,357)	(4,751)	(17,357)
	713,399	482,885	1,400,547	1,012,422
Operating income (loss)	135,253	209,959	322,592	317,506
Other income (expense)
Interest expense, net of amounts capitalized	(39,997)	(11,996)	(80,464)	(29,540)
Interest income and other, net	4,712	(8,183)	6,549	(12,918)
Income (loss) before income taxes	99,968	189,780	248,677	275,048
Income tax benefit (provision)	(57,096)	5,228	(97,502)	15,441
Net income (loss)	$42,872	$195,008	$151,175	$290,489

Per share data
Basic:
Net income (loss)	$0.27	$1.37	$0.95	$2.04
Diluted:
Net income (loss)	$0.27	$1.34	$0.93	$1.99
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$42,872	$195,008	$151,175	$290,489
Other comprehensive income (loss)
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive income (loss), net of tax provision (benefit) of $9 and $10 for the three months ended June 30, 2025 and 2024, respectively, and $18 and $10 for the six months ended June 30, 2025 and 2024, respectively.	345	50	546	21
Other comprehensive income (loss), net	345	50	546	21
Comprehensive income (loss)	$43,217	$195,058	$151,721	$290,510
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$151,175	$290,489
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	290,222	177,468
Amortization of intangible assets and contract liabilities, net	(8,366)	(42,850)
(Gain) loss on sale of operating assets, net	(4,751)	(17,357)
Deferred income taxes	47,127	(47,039)
Amortization of share-based compensation	15,574	14,327
Other costs, net	(10,125)	(5,766)
Net changes in operating assets and liabilities	6,561	(133,792)
Net cash provided by (used in) operating activities	487,417	235,480
Cash flows from investing activities
Capital expenditures	(230,117)	(307,651)
Proceeds from insurance claims	22,201	8,528
Proceeds from disposal of assets, net	16,190	(690)
Net cash provided by (used in) investing activities	(191,726)	(299,813)
Cash flows from financing activities
Borrowings on credit facilities	—	35,000
Warrants exercised	38	282
Share repurchases	(20,000)	—
Dividend payments	(160,921)	(116,581)
Withholding tax related to employee stock transactions	(9,447)	(53,627)
Finance lease payments	(12,187)	—
Net cash provided by (used in) financing activities	(202,517)	(134,926)
Net increase (decrease) in cash, cash equivalents, and restricted cash	93,174	(199,259)
Cash, cash equivalents, and restricted cash, beginning of period	252,279	367,745
Cash, cash equivalents, and restricted cash, end of period	$345,453	$168,486
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at March 31, 2025	158,775	$1	$4,234,188	$419,550	$4,170	$4,657,909
Employee related equity activity
Amortization of share-based compensation	—	—	8,523	—	—	8,523
Issuance of share-based compensation	48	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(374)	—	—	(374)
Dividends	—	—	—	(80,948)	—	(80,948)
Net income (loss)	—	—	—	42,872	—	42,872
Other comprehensive income (loss), net	—	—	—	—	345	345
Balance at June 30, 2025	158,823	$1	$4,242,337	$381,474	$4,515	$4,628,327

Balance at December 31, 2024	158,947	$1	$4,236,172	$411,244	$3,969	$4,651,386
Employee related equity activity
Amortization of share-based compensation	—	—	15,574	—	—	15,574
Issuance of share-based compensation	612	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(9,447)	—	—	(9,447)
Warrants exercised	1	—	38	—	—	38
Share repurchases	(737)	—	—	(20,000)	—	(20,000)
Dividends	—	—	—	(160,945)	—	(160,945)
Net income (loss)	—	—	—	151,175	—	151,175
Other comprehensive income (loss), net	—	—	—	—	546	546
Balance at June 30, 2025	158,823	$1	$4,242,337	$381,474	$4,515	$4,628,327
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - CONTINUED
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at March 31, 2024	142,816	$1	$3,331,161	$578,858	$3,003	$3,913,023
Employee related equity activity
Amortization of share-based compensation	—	—	6,789	—	—	6,789
Issuance of share-based compensation	6	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(196)	—	—	(196)
Warrants exercised	82	—	276	—	—	276
Dividends	—	—	—	(129,948)	—	(129,948)
Net income (loss)	—	—	—	195,008	—	195,008
Other comprehensive income (loss), net	—	—	—	—	50	50
Balance at June 30, 2024	142,904	$1	$3,338,030	$643,918	$3,053	$3,985,002

Balance at December 31, 2023	140,774	$1	$3,377,048	$541,159	$3,032	$3,921,240
Employee related equity activity
Amortization of share-based compensation	—	—	14,327	—	—	14,327
Issuance of share-based compensation	2,048	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(53,627)	—	—	(53,627)
Warrants exercised	82	—	282	—	—	282
Dividends	—	—	—	(187,730)	—	(187,730)
Net income (loss)	—	—	—	290,489	—	290,489
Other comprehensive income (loss), net	—	—	—	—	21	21
Balance at June 30, 2024	142,904	$1	$3,338,030	$643,918	$3,053	$3,985,002
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)

Note 1 — Organization and Basis of Presentation
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble”, the “Company”, or “we”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921. As of the filing date of this report, our fleet of 38 drilling rigs consisted of 25 floaters and 13 jackups.
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
Note 2 — Acquisitions
Business Combination with Diamond Offshore Drilling
On June 9, 2024, Noble entered into an agreement and plan of merger (the “Diamond Merger Agreement”) with Diamond Offshore Drilling, Inc. (“Diamond”), Dolphin Merger Sub 1, Inc., and Dolphin Merger Sub 2, Inc., under which Noble would acquire Diamond in a stock plus cash transaction (the “Diamond Transaction”). On September 4, 2024 (“the Diamond Closing Date”), Noble completed its acquisition of Diamond. Pursuant to the terms and conditions set forth in the Diamond Merger Agreement, Diamond shareholders received 0.2316 shares of Noble, plus cash consideration of $5.65 per share for each share of Diamond. Total consideration for the acquisition was $1.5 billion, which included $610.3 million in cash paid and $879.9 million in non-cash consideration, primarily related to A ordinary shares, par value $0.00001 per share (“Ordinary Shares”) issued to legacy Diamond shareholders and the replacement of each legacy Diamond performance-vesting and time-vesting restricted stock unit covering shares of Diamond. The Diamond Transaction was accounted for using the acquisition method of accounting under ASC Topic 805, Business Combinations, with Noble being treated as the accounting acquirer.
Note 3 — Accounting Pronouncements
Accounting Standards Adopted
There have been no new accounting standards adopted during the current quarter.
Recently Issued Accounting Standards
In May 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable interest. This update aims to improve the requirements for identifying the accounting acquirer in Topic 805, Business Combinations. The Company does not expect this pronouncement to have any impact on our consolidated financial statements.

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
Note 4 — Income (Loss) Per Share
The following table presents the computation of basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$42,872	$195,008	$151,175	$290,489
Denominator:
Weighted average shares outstanding – basic	158,798	142,854	158,901	142,404
Dilutive effect of share-based awards	2,084	1,559	2,084	1,559
Dilutive effect of warrants	646	1,647	787	1,651
Weighted average shares outstanding – diluted	161,528	146,060	161,772	145,614
Per share data:
Basic
Net income (loss)	$0.27	$1.37	$0.95	$2.04
Diluted
Net income (loss)	$0.27	$1.34	$0.93	$1.99
Only those items having a dilutive impact on our basic income (loss) per share are included in diluted income (loss) per share. The following table displays the share-based instruments that have been excluded from diluted income (loss) per share since the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Warrants (1)	2,773	2,774	2,773	2,774
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Share Capital
As of June 30, 2025, Noble had approximately 158.8 million Ordinary Shares outstanding as compared to approximately 158.9 million Ordinary Shares outstanding at December 31, 2024. In addition, as of June 30, 2025, 0.9 million Tranche 1 Warrants, 0.9 million Tranche 2 Warrants, and 2.8 million Tranche 3 Warrants were outstanding and exercisable. We also have 5.3 million Ordinary Shares authorized and reserved for issuance pursuant to equity awards under the Noble Corporation plc 2022 Long-Term Incentive Plan.
Our most recent quarterly dividend payment to shareholders, totaling approximately $79.4 million (or $0.50 per share), was declared on April 28, 2025, and paid on June 18, 2025, to shareholders of record at close of business on June 5, 2025.
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
Share Repurchases
Under English law, the Company is only permitted to purchase its own Ordinary Shares by way of an “off-market purchase” pursuant to a contract approved by shareholders (except where the purchase is for the purposes of, or pursuant to, any employees’ share scheme). Such purchases may be paid for either (i) out of Noble’s “distributable reserves” as determined by reference to relevant statutory accounts in accordance with English law or (ii) from the proceeds of a fresh issue of shares made for the purpose of financing the purchase. On October 22, 2024, Noble’s Board of Directors authorized an increased share repurchase authorization of up to an additional $400 million and, at the 2025 annual general meeting of shareholders, shareholders approved the repurchase of up to 23,800,068 Ordinary Shares. The authorization by the Board of Directors has approximately $370 million remaining, does not have a fixed expiration, and may be modified, suspended, or discontinued at any time. None of the 23,800,068 Ordinary Shares authorized for repurchase by shareholders has yet been utilized and the authorization by shareholders expires on May 8, 2030 (subject to certain exceptions). The program does not obligate us to acquire any particular amount of Ordinary Shares. During the three and six months ended June 30, 2025, we repurchased zero and 0.7 million of our Ordinary Shares, respectively. During the three and six months ended June 30, 2024, we did not repurchase any of our Ordinary Shares. All repurchased shares were subsequently cancelled.
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
Note 5 — Property and Equipment
Property and equipment, at cost, for Noble consisted of the following:

	June 30, 2025	December 31, 2024
Drilling equipment and facilities	$6,787,350	$6,650,034
Construction in progress	136,933	197,789
Other	75,004	56,908
Property and equipment, at cost	$6,999,287	$6,904,731
Capital additions, including capitalized interest, during the three months ended June 30, 2025 and 2024, totaled $115.0 million and $151.7 million, respectively, and during the six months ended June 30, 2025 and 2024, totaled $204.3 million and $266.6 million, respectively.
During the second quarter of 2025, we sold the Pacific Scirocco for total proceeds of $15.6 million, resulting in a gain of $4.8 million.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
As of June 30, 2025, the rigs Noble Highlander and Pacific Meltem qualified as held for sale and were included in “Other assets” on our Consolidated Balance Sheet at their carrying values of $60.0 million and $21.0 million, respectively.
Note 6 — Debt
Amended and Restated Senior Secured Revolving Credit Agreement
In April 2023, Noble entered into the Amended and Restated Senior Secured Revolving Credit Agreement, dated April 18, 2023, and as amended on June 24, 2024 (the “2023 Revolving Credit Agreement”), by and among Noble Finance II LLC (“Noble Finance II”), Noble International Finance Company, Noble Drilling A/S, and certain additional subsidiaries of Noble Finance II as from time to time designated by Noble Finance II, as borrowers, the lenders and issuing banks party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, and security trustee. The revolving credit facility under the 2023 Revolving Credit Agreement (the “2023 Revolving Credit Facility”) provides for commitments of $550.0 million with maturity in 2028. The guarantors (the “Guarantors”) under the 2023 Revolving Credit Facility are the same subsidiaries of Noble Finance II that are or will be guarantors of the 2030 Notes (as defined below). As of June 30, 2025, we had no borrowings outstanding and $18.2 million of letters of credit issued under the 2023 Revolving Credit Agreement.
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
8.500% Senior Secured Second Lien Notes due 2030
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
The following table presents the carrying value, net of unamortized debt issuance costs and discounts or premiums, and the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, respectively:

	June 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior secured notes
8.000% Senior Notes due April 2030	$1,401,098	$1,426,250	$1,401,214	$1,414,266
8.500% Senior Secured Second Lien Notes due October 2030	576,929	573,023	578,972	571,428
Credit facility
Amended and Restated Senior Secured Revolving Credit Facility	—	—	—	—
Total debt	1,978,027	1,999,273	1,980,186	1,985,694
Less: Current maturities of long-term debt	—	—	—	—
Long-term debt	$1,978,027	$1,999,273	$1,980,186	$1,985,694
Note 7 — Revenue and Customers
Disaggregation of Revenue
The following table provides information about contract drilling services revenue by rig types:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Floaters	$684,320	$517,755	1,377,771	1,012,222
Jackups	127,757	142,955	266,734	260,913
Total	$812,077	$660,710	$1,644,505	$1,273,135
Contract Balances
Accounts receivable are recognized when the right to the consideration becomes unconditional based upon contractual billing schedules. Payment terms on invoiced amounts are typically 30 to 60 days. Customer contract assets and liabilities generally consist of contract costs and deferred revenue resulting from past transactions related to the provision of services under contracts with customers. Current contract asset and liability balances are included in “Prepaid expenses and other current assets” and “Other current liabilities,” respectively, and noncurrent contract assets and liabilities are included in “Other assets” and “Other liabilities,” respectively, on our Condensed Consolidated Balance Sheets.
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
Certain of our contracts also include capital rig enhancements used to satisfy our performance obligations. Payments for these modifications are initially recognized as a contract liability and ratably as contract drilling revenue over the initial term of the related drilling contract. The costs are capitalized in accordance with our existing property and equipment accounting policy and depreciated over the estimated useful life of the improvement.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
The following table provides information about contract assets and contract liabilities from contracts with customers:

	June 30, 2025	December 31, 2024
Current customer contract assets	$25,366	$26,049
Noncurrent customer contract assets	7,344	11,042
Total customer contract assets	32,710	37,091

Current deferred revenue	(53,122)	(61,506)
Noncurrent deferred revenue	(40,511)	(40,439)
Total deferred revenue	$(93,633)	$(101,945)
Significant changes in the remaining performance obligation contract assets and the contract liabilities balances for the six months ended June 30, 2025 and 2024, are as follows:

	Contract Assets	Contract Liabilities
Net balance at December 31, 2024	$37,091	$(101,945)

Additions to deferred costs	25,409	—
Additions to deferred revenue	—	(92,321)
Amortization of deferred costs	(29,790)	—
Amortization of deferred revenue	—	100,633
Total	(4,381)	8,312

Net balance at June 30, 2025	$32,710	$(93,633)

Net balance at December 31, 2023	$4,416	$(43,072)

Additions to deferred costs	37,691	—
Additions to deferred revenue	—	(52,484)
Amortization of deferred costs	(7,029)	—
Amortization of deferred revenue	—	23,710
Total	30,662	(28,774)

Net balance at June 30, 2024	$35,078	$(71,846)
Off-market Customer Contract Assets and Liabilities
Off-market customer contract assets and liabilities have been recognized in connection with the merger, pursuant to a Business Combination Agreement, dated November 10, 2021, as amended, by and among Noble, Noble Finco Limited (n/k/a Noble Corporation plc), Noble Newco Sub Limited, the Drilling Company of 1972 A/S, a Danish public limited liability company (“Maersk Drilling”), and the other parties thereto (the “Business Combination with Maersk Drilling”) and the Diamond Transaction, and are included in “Other assets” and “Noncurrent contract liabilities,” respectively.
In connection with the Business Combination with Maersk Drilling, the Company recognized additional fair value adjustments of $23.0 million. As of March 2025, these intangible assets were fully amortized as a reduction of contract drilling services revenue from the closing date of the Business Combination with Maersk Drilling through the remainder of the contracts.
In connection with the Business Combination with Maersk Drilling and the Diamond Transaction, the Company recognized fair value adjustments of $237.7 million and $27.7 million, respectively, related to certain unfavorable customer contracts

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
acquired. As of June 2025, these liabilities were fully amortized as an increase to contract drilling services revenue from the closing date of the Business Combination with Maersk Drilling and the Diamond Closing Date, respectively, through the remainder of the contracts.

	Unfavorable contacts	Favorable contracts
Balance at December 31, 2024	$(8,580)	$214
Amortization	8,580	(214)
Balance at June 30, 2025	$—	$—

Balance at December 31, 2023	$(50,863)	$10,128
Amortization	48,622	(5,772)
Balance at June 30, 2024	$(2,241)	$4,356
Note 8 — Income Taxes
At June 30, 2025, the Company had deferred tax assets of $297.5 million, net of valuation allowance. Additionally, the Company also had deferred tax liabilities of $5.5 million, inclusive of a valuation allowance of $15.6 million.
During the three months ended June 30, 2025, the Company recognized additional discrete deferred tax benefits of $22.3 million related to releases and adjustments of valuation allowance for deferred tax benefits primarily in Luxembourg.
During the six months ended June 30, 2025, the Company recognized additional discrete deferred tax benefits of $78.9 million related to releases and adjustments of valuation allowance for deferred tax benefits primarily in Luxembourg.
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
At June 30, 2025, the reserves for uncertain tax positions totaled $196.5 million (net of related tax benefits of $12.5 million). At December 31, 2024, the reserves for uncertain tax positions totaled $197.9 million (net of related tax benefits of $3.7 million).
It is reasonably possible that our existing liabilities related to our reserve for uncertain tax positions may fluctuate in the next 12 months primarily due to the completion of open audits, the expiration of statutes of limitation, or favorable resolutions to ongoing tax litigation.
During the three months ended June 30, 2025, our tax provision included tax benefits of $22.3 million related to releases of valuation allowance for deferred tax benefits primarily in Luxembourg. Such tax benefits are offset by tax expenses of

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
$10.3 million related to uncertain tax position movements and recurring quarterly accruals of $69.1 million mostly in Guyana, Luxembourg, Switzerland, and the United States.
During the six months ended June 30, 2025, our tax provision included tax benefits of $78.9 million related to releases of valuation allowance for deferred tax benefits primarily in Luxembourg. Such tax benefits are offset by tax expenses related to recurring quarterly accruals of $176.4 million mostly in Guyana, Luxembourg, Switzerland, and the United States.
On July 4, 2025, the “One Big Beautiful Bill Act” (the “OBBBA”) was signed into law. The legislation includes significant changes to the US tax code affecting both current and deferred income taxes. Key provisions include the reinstatement of 100% bonus depreciation, modifications to the Section 163(j) interest deduction limitation, and other changes to US taxation of profits derived from foreign operations. The Company is currently evaluating the impact of the OBBBA on its income tax provision, including the potential remeasurement of deferred tax assets and liabilities.
Note 9 — Employee Benefit Plans
Pension costs (gain) include the following components:

	Three Months Ended June 30,
	2025		2024
	Non-US	US	Non-US	US
Interest cost	$580	$2,260	$518	$2,187
Return on plan assets	(501)	(2,147)	(567)	(2,310)
Recognized net actuarial (gain) loss	56	(11)	25	—
Net pension benefit cost (gain)	$135	$102	$(24)	$(123)

	Six Months Ended June 30,
	2025		2024
	Non-US	US	Non-US	US
Interest cost	$1,126	$4,519	1,034	4,375
Return on plan assets	(974)	(4,293)	(1,131)	(4,621)
Recognized net actuarial (gain) loss	108	(22)	49	—
Net pension benefit cost (gain)	$260	$204	$(48)	$(246)
During the three and six months ended June 30, 2025 and 2024, we made no contributions to our pension plans. Effective December 31, 2016, employees and alternate payees accrue no future benefits under the US plans and, as such, Noble recognized no service costs with the plans for the three and six months ended June 30, 2025 and 2024.
Note 10 — Commitments and Contingencies
Tax Matters
Audit claims of approximately $357.3 million at June 30, 2025, attributable to income and other business taxes remain outstanding and are under continued objection by Noble. Such audit claims are mostly attributable to Brazil. This remains under continued monitoring and evaluation on a quarterly basis as facts change and as audits and/or litigation continue to progress. We intend to vigorously defend our reported positions and currently believe the ultimate resolution of the audit claims will not have a material adverse effect on our consolidated financial statements.
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
Hurricane Ida Personal Injury Claims
As previously disclosed, in preparation for Hurricane Ida in the United States Gulf of America, also known as the United States Gulf of Mexico, in August 2021, the Noble Globetrotter II successfully secured the well it was drilling and detached

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
from the blowout preventer without incident. However, during transit, the lower marine riser package and a number of riser joints separated from the rig, and certain other damage occurred. Due to the environmental conditions, a number of crew members were treated for injuries and released from medical care. We have had multiple parties, some of which are subject to a third-party contractual indemnity to our benefit, filed answers to the Limitation of Liability Action in the United States District Court Western District of Louisiana seeking damages related to physical and emotional harm allegedly suffered as a result of the Hurricane Ida incident. All parties have entered into settlement and release agreements with respect to the claims. We have insurance for such claims with a deductible of $5.0 million, in addition to contractual indemnity for a portion of the third-party claims. Timing differences existed between the funding of losses incurred and the receipt of insurance proceeds reflected in the Company’s financial statements.
Services Agreement
In February 2016, Diamond entered into a ten-year agreement with a subsidiary of Baker Hughes Company (formerly named Baker Hughes, a GE company) to provide services with respect to certain blowout preventer and related well control equipment on our drillships. Such services include management of maintenance, certification, and reliability with respect to such equipment. Future commitments under the contractual services agreements are estimated to be approximately $24.7 million annually. Total future commitments are projected to be $55.3 million in the aggregate over the remaining term of the agreement, including a maximum $37.0 million commitment for the purchase of consumables and capital spare parts owned and controlled by the vendor at the end of the service arrangement.
Letters of Credit and Surety Bonds
As of June 30, 2025, we had $18.2 million of letters of credit issued under the 2023 Revolving Credit Facility and an additional $140.4 million in letters of credit and surety bonds issued under bilateral arrangements which guarantee our performance as it relates to our drilling contracts, contract bidding, tax appeals, customs duties, and other obligations in various jurisdictions. We expect to comply with the underlying performance requirements and we expect obligations under these letters of credit and surety bonds will not be called.
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
Note 11 — Supplemental Financial Information
Condensed Consolidated Balance Sheets Information
Restricted cash
Noble’s restricted cash balance as of June 30, 2025, and December 31, 2024, was $7.3 million and $5.0 million, respectively. All restricted cash is recorded in “Prepaid expenses and other current assets.”
Condensed Consolidated Statements of Cash Flows Information
Operating cash activities
The net effect of changes in assets and liabilities on cash flows from operating activities is as follows:

	Six Months Ended June 30,
	2025	2024
Accounts receivable	$35,236	$(88,190)
Taxes receivable	1,902	(30,994)
Other current assets	159,099	(5,096)
Other assets	31,917	4,825
Accounts payable	(31,255)	(17,421)
Other current liabilities	(172,125)	(1,145)
Other liabilities	(18,213)	4,229
Total net change in operating assets and liabilities	$6,561	$(133,792)

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Non-cash investing and financing activities
Non-cash investing and financing activities excluded from unaudited Condensed Consolidated Statements of Cash Flows are as follows:

	Six Months Ended June 30,
	2025	2024
Accrued capital expenditures at period end	$40,960	$73,643
Dividends declared but not paid at period end	—	71,452
Note 12 — Information about Noble Finance II
8.000% Senior Notes due 2030
Noble Finance II, a wholly-owned, indirect subsidiary of Noble, is the issuer of the 2030 Notes and, one or more 100% wholly-owned, direct and indirect subsidiaries of Noble Finance II are the unconditional guarantors, or are otherwise obligated as of June 30, 2025, with respect to the 2030 Notes. See “Note 6 — Debt” for additional information.
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
The summarized financial information below reflects the consolidated accounts of Noble Finance II:

June 30, 2025
Balance Sheet
Cash and cash equivalents	$176,431
Total current assets	1,853,882
Total current liabilities	671,334
Total debt	1,401,098
Total shareholders' equity	4,658,572

Six Months Ended June 30, 2025
Statement of Operations
Operating revenues	$1,211,076
Operating costs and expenses	1,021,240
Depreciation and amortization	213,663

Statement of Cash Flows
Net cash provided by (used in) operating activities	$393,034
Capital expenditures	(177,161)
Proceeds from disposal of assets, net	16,190
Note 13 — Subsequent Events
In August 2025, the Company announced that it intends to dispose of the Noble Globetrotter II and Noble Reacher. As a result, the Company concluded that it expects its third quarter 2025 results to include an estimated non-cash charge ranging between $60.0 million and $85.0 million associated with the planned disposal of these rigs and related assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at June 30, 2025, and our results of operations for the three and six months ended June 30, 2025 and 2024. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q, the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), filed by Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble”) and our other filings with the US Securities and Exchange Commission (“SEC”). References in this Quarterly Report on Form 10-Q to “Noble,” the “Company,” “we,” “us,” “our,” and words of similar meaning refer collectively to Noble and its consolidated subsidiaries.

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, as amended. All statements other than statements of historical facts included in this report or in the documents incorporated by reference, are forward looking statements, including those regarding expected financial performance, revenues, expected utilization, and fleet status, stacking of rigs, effects of new rigs on the market revenues, impact of the Diamond Transaction, operating expenses, cash flows, contract status, tenders, terms and duration, dayrates, termination and extensions, contract backlog, the availability, delivery, mobilization, stacking or reactivation, contract commencement, relocation or other movement of rigs and the timing thereof, contract claims, capital expenditures, insurance maintenance and renewals, access to financing, rig demand, peak oil, the offshore drilling market, oil prices, production levels among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil and gas producing nations (together with OPEC, “OPEC+”), and any expectations we may have with respect thereto, our future financial position, business strategy, impairments, repayment of debt, credit ratings, liquidity, borrowings under any credit facilities or other instruments, sources of funds, cost inflation, planned acquisitions or divestitures of assets, governmental regulations and permitting, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, share repurchases, progress, plans and goals related to environmental, social, and governance matters, the outcome of tax disputes, assessments and settlements, and expense management, the outcome of any dispute, litigation, audit or investigation, plans, foreign currency requirements, results of joint ventures, general economic, market, including inflation, recessions and the impact of new or increased tariffs, trends and outlook, general political conditions, including political tensions, conflicts and war, timing for compliance with any new regulations the benefits or results of acquisitions or dispositions. When used in this report or in the documents incorporated by reference, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “on track,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “shall,” “target,” “will,” and similar expressions are intended to be among the terms that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. Actual results may differ materially from any future results expressed or implied by such forward-looking statements, and the expectations expressed in forward-looking statements are subject to a number of risks, uncertainties and assumptions, which include, but are not limited to: a decline in the price of oil or gas, reduced demand for oil and gas products and increased regulation of drilling and production, price competition and cyclicality in the offshore drilling industry, offshore rig supply, dayrates and demand for rigs, contract duration, renewal, terminations and repricing, national oil companies and governmental clients, contract backlog, customer and geographic concentration, operational hazards and risks, labor force unionization, labor interruptions and labor regulations, major natural disasters, catastrophic events, acts of war, terrorism or social unrest, pandemic, or other similar event, joint ventures as well as investments in associates, international operations and related mobilization and demobilization of rigs, operational interruptions, delays, upgrades, refurbishment and repair of rigs and any related delays and cost overruns or reduced payment of dayrates, impacts of inflation, renewal of insurance, protection of sensitive information, operational technology systems and critical data, the ability to attract and retain skilled personnel or the increased cost in doing so, supplier capacity constraints or shortages in parts or equipment, supplier production disruptions, supplier quality and sourcing issues or price increases, future mergers, acquisitions or dispositions of businesses or assets or other strategic transactions, hurricanes and windstorm damage, responding to long-term changes in the energy mix, non-performance of suppliers or third-party subcontractors, risks related to the Diamond Transaction and related integration, compliance with governmental laws and regulations and evolving, and sometimes conflicting, regulatory requirements with respect to environmental, social, and governance matters, including climate change and accountability for public statements about ESG efforts, compliance with anti-bribery or anti-corruption, international trade laws and regulations, litigation, our ability to maintain effective disclosure controls and procedures and internal control over financial reporting, impairments on property and equipment, including rigs and related capital spares, operating and financial restrictions and maintenance of covenants in our debt documents, tax disputes or tax challenges, as well as those “Risk Factors” referenced or described in Part II, Item 1A “Risk Factors” of this Form 10-Q, Part I, Item 1A. “Risk Factors” of our Form 10-K, and in our other filings with the SEC. We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us. Future quarterly dividends and other shareholder returns will be subject to, amongst other things, approval by the Board of Directors and may be modified as market conditions dictate.
Our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

Executive Overview
Noble is a leading offshore drilling contractor for the oil and gas industry. As of the filing date of this Quarterly Report on Form 10-Q, Noble performs, through its subsidiaries, contract drilling services with a fleet of 38 drilling rigs, consisting of 25 floaters and 13 jackups focused largely on ultra-deepwater and high-specification jackup drilling opportunities in both established and emerging regions worldwide. We typically employ each drilling unit under an individual contract, and many contracts are awarded based upon a competitive bidding process.
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
Market Outlook
In recent years, oil prices have generally remained at levels that are supportive of offshore exploration and development activity and global rig demand recovered to eclipse pre-pandemic levels, albeit with some moderation since early 2024 and a further correction more recently with spot prices for Brent crude generally in the mid to high $60s per barrel compared to an average price of $80 per barrel during 2024. Current demand and utilization levels are supported by the combination of the outlook for longer-term commodity prices, heightened focus on energy security, the capital intensity of depletion replacement, and relative attractiveness of offshore plays with respect to both cost and carbon emissions. The increase in global rig demand since 2021 has had a positive impact on dayrates for most rig classes although dayrates have generally plateaued more recently.
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
Although the market outlook in our business varies by geographical region and water depth and despite recent downward pressure on the price of oil, we remain encouraged by the long-term outlook in the ultra-deepwater floater market. However, within this ultra-deepwater market, our customers continue to focus on our highest specification floaters, which represents the majority of our floater fleet. Assuming current market fundamentals, continued customer prioritization towards these highest specification floaters is likely to result in lower utilization for our lower specification drillships and our semi-submersibles. Demand for midwater semisubmersibles is primarily driven by brownfield activity in mature basins, especially in Northwest Europe, South America, and the Asia Pacific regions, where a generally stable level of baseload demand is supported by infield drilling and plug and abandonment requirements. Despite some recent contract suspensions in select jackup markets, we have also observed an overall demand increase in the global jackup market since 2020. While we remain encouraged about overall long-term rig demand, as evidenced by recent multi-year, multi-rig contracts that we have booked into backlog, the near term utilization outlook for both floaters and jackups over the next several quarters is anticipated to be lower than the utilization rates realized during the prior two years. Furthermore, economic uncertainty and lower commodity prices arising from recent trade policy and tariffs, compounded with OPEC’s stated intent to increase oil production, collectively present a potential for additional demand risk for offshore rigs in the near term.
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
Recent contract awards and open tenders show an increasing proportion of multi-year contracts, although a significant number of shorter term commitments continue to be fixed, as well. Longer term contracts can generally provide economic efficiencies by reducing the number of rig contract start-ups, both with different customers and among different regions, which is expected to reduce incremental resources and costs. On the other hand, certain multi-year contracts that are scheduled to commence a year or longer into the future can present near term utilization inefficiency due to challenges with filling interim availability on the assets.

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
Contract Drilling Services Backlog
We maintain a backlog of commitments for contract drilling services. Our contract drilling services backlog reflects estimated future revenues attributable to signed drilling contracts. As of June 30, 2025, contract drilling services backlog totaled approximately $7.4 billion.
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
The table below presents the amount of our contract drilling services backlog as of June 30, 2025, and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2025 (1)	2026	2027	2028	Thereafter
	(In thousands)
Contract Drilling Services Backlog
Floaters (2) (3)	$6,628,953	$1,191,625	$2,008,285	$1,430,092	$1,091,591	$907,360
Jackups (4)	737,164	219,391	275,343	239,430	3,000	—
Total	$7,366,117	$1,411,016	$2,283,628	$1,669,522	$1,094,591	$907,360
Percent of Available Days Committed (5)
Floaters		63%	53%	40%	30%	23%
Jackups		51%	26%	21%	—%	—%
Total		59%	44%	34%	20%	15%
(1)Represents a six-month period beginning July 1, 2025.
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

(3)Assuming 40% of available performance revenue realized on a combined basis under certain long-term contracts with Shell and Total Energies.
(4)In 2022, Noble renewed its five-year Framework Agreement with Aker BP (the “Framework Agreement”) for the provision of ultra-harsh environment jackup rigs, the Noble Integrator and Noble Invincible, for activities offshore Norway. Under the Framework Agreement, different rate structures apply reflecting different operating modes, agreed incentive schemes, and adjustments for operating expenses. Rate structures are adjusted annually to reflect market conditions.
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
As of June 30, 2025, ExxonMobil, Shell, and TotalEnergies represented approximately 26.5%, 18.6%, and 12.2% of our backlog, respectively.

Results of Operations
Results for the Three Months Ended June 30, 2025 and 2024
Net income for the three months ended June 30, 2025 (the “current quarter”), was $42.9 million, or $0.27 per diluted share, on operating revenues of $848.7 million compared to net income for the three months ended June 30, 2024, of $195.0 million, or $1.34 per diluted share, on operating revenues of $692.8 million.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates, and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “Contract Drilling Services” below.
The following table presents the average rig utilization, operating days, and average dayrates for our rig fleet for the periods indicated:

	Average Rig Utilization (1)		Operating Days (2)		Average Dayrates (2)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024	2025	2024
Floaters	70%	70%	1,705	1,138	$400,802	$435,677
Jackups	61%	77%	724	914	176,503	155,585
Total	67%	73%	2,429	2,052	$333,960	$310,962
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
Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change
Operating revenues:	2025	2024	$	%
Contract drilling services	$812,077	$660,710	$151,367	23%
Reimbursables and other (1)	36,575	32,134	4,441	14%
	848,652	692,844	155,808	22%
Operating costs and expenses:
Contract drilling services	$502,427	$335,854	$166,573	50%
Reimbursables (1)	28,360	23,331	5,029	22%
Depreciation and amortization	147,085	90,770	56,315	62%
General and administrative	34,976	39,669	(4,693)	(12)%
Merger and integration costs	5,302	10,618	(5,316)	(50)%
(Gain) loss on sale of operating assets, net	(4,751)	(17,357)	12,606	(73)%
	713,399	482,885	230,514	48%
Operating income (loss)	$135,253	$209,959	$(74,706)	(36)%
(1)We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations, or cash flows.

The following table provides information about contract drilling revenue and costs by rig types (dollars in millions except average dayrates):

		Three Months Ended June 30,
		2025		2024
		Floaters	Jackups	Floaters	Jackups
Contract drilling services revenues		$684.3	$127.8	$517.7	$143.0
Contract drilling services costs		$396.8	$105.6	$248.7	$87.2
Average rig utilization		70%	61%	70%	77%
Operating days		1,705	724	1,138	914
Average dayrates		$400,802	$176,503	$435,677	$155,585
Total rigs	— Beginning	27	13	19	13
	— Acquired	—	—	—	—
	— Disposed	(1)	—	(1)	—
	— Ending	26	13	18	13
Contract Drilling Services Revenues
Floaters. During the second quarter of 2025, floaters generated revenue of $684.3 million, as compared to $517.7 million in the second quarter of 2024. The increase in revenue was mainly attributable to $297.0 million provided by the additional floaters acquired in connection with the Diamond Transaction. These increases were partly offset by $97.7 million from rigs with net changes in operating days in the current period as well as $11.9 million from a decrease in average dayrates in the current period. Additionally, floater revenue from net non-cash amortization related to off-market customer contract assets and liabilities decreased $20.8 million in the current period.
Jackups. During the second quarter of 2025, jackups generated revenue of $127.8 million, as compared to $143.0 million in the second quarter of 2024. The decrease in revenue was mainly attributable to $26.7 million from rigs with net changes in operating days. This decrease was partly offset by $18.1 million from an increase in average dayrates in the current period. Additionally, jackup revenue from net non-cash amortization related to off-market customer contract assets and liabilities decreased $1.0 million in the current period.
Operating Costs and Expenses
Floaters. During the second quarter of 2025, total contract drilling services costs related to floaters was $396.8 million, as compared to $248.7 million in the second quarter 2024. The primary drivers of this increase were $112.5 million related to the additional floaters acquired in connection with the Diamond Transaction, $27.0 million in mobilization, and $41.0 million in non-labor and operations support costs, incremental insurance costs, and other costs across the fleet. These increases were partially offset by decreases of $7.1 million in labor, $9.7 million in repairs and maintenance, as well as insurance proceeds received for a certain rig totaling $15.6 million.
Jackups. During the second quarter of 2025, total contract drilling services cost related to jackups was $105.6 million, as compared to $87.2 million in the second quarter 2024. The primary drivers of this increase were $7.4 million related to mobilization and $20.0 million related to non-labor costs, operations support costs, and other costs across the fleet. These increases were partially offset by decreases of $4.0 million in capitalized shipyard costs, rig catering, and other costs across the fleet. Further, there was a decrease of $5.0 million after the completion of disposal activities regarding certain rigs.
Depreciation and amortization. Depreciation and amortization totaled $147.1 million and $90.8 million during the second quarter of 2025 and 2024, respectively. Depreciation and amortization increased by $56.3 million in the current period primarily due to the Diamond Transaction.
General and administrative. General and administrative expenses totaled $35.0 million and $39.7 million during the second quarter of 2025 and 2024, respectively. The decrease was primarily due to individually insignificant items within certain corporate charges such as professional fees, corporate leases, and employee related costs.
Merger and integration costs. Noble incurred $5.3 million and $10.6 million of merger and integration costs during the second quarter of 2025 and 2024, respectively. In the second quarter of 2025, costs incurred related primarily to the

Diamond Transaction. In the second quarter of 2024, costs incurred related to the Business Combination with Maersk Drilling. In both periods, such direct costs related primarily to professional fees and certain integration-related activities.
(Gain) loss on sale of operating assets, net. During the second quarter of 2025, we sold the Pacific Scirocco, resulting in a pre-tax gain of $4.8 million. During the second quarter of 2024, we sold the Noble Explorer, resulting in a pre-tax gain of $17.4 million.
Other Income and Expenses
Interest expense, net of amounts capitalized. Interest expense totaled $40.0 million and $12.0 million during the second quarter of 2025 and 2024, respectively. Interest expense increased as a result of the Diamond Transaction and primarily relates to our 2030 Notes as well as the Diamond Second Lien Notes. For additional information, see “Note 6 — Debt” to our unaudited condensed consolidated financial statements.
Interest income and other, net. Noble recognized interest and other income of $4.7 million and interest income and other losses of $8.2 million during the second quarter of 2025 and 2024, respectively.
Income tax benefit (provision). Noble recorded an income tax provision of $57.1 million and an income tax benefit of $5.2 million during the second quarter of 2025 and 2024, respectively.
During the second quarter of 2025, our tax provision included tax benefits of $22.3 million related to releases of valuation allowance for deferred tax benefits primarily in Luxembourg. Such tax benefits are offset by tax expenses of $10.3 million related to uncertain tax position movements and recurring quarterly accruals of $69.1 million mostly in Guyana, Luxembourg, Switzerland, and the United States.
During the second quarter of 2024, our tax provision included tax benefits of $63.1 million mainly related to releases of valuation allowance for deferred tax benefits in Luxembourg. Such tax benefits were offset by tax expenses related to recurring quarterly accruals of $57.8 million mostly in Guyana, Luxembourg, Switzerland, and Nigeria.
Results for the Six Months Ended June 30, 2025 and 2024
Net income for the six months ended June 30, 2025, was $151.2 million, or $0.93 per diluted share, on operating revenues of $1.7 billion compared to net income for the six months ended June 30, 2024, of $290.5 million, or $1.99 per diluted share, on operating revenues of $1.3 billion.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates, and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “Contract Drilling Services” below.
The following table presents the average rig utilization, operating days and average dayrates for our rig fleet for the periods indicated:

	Average Rig Utilization (1)		Operating Days (2)		Average Dayrates (2)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024
Floaters	72%	67%	3,505	2,240	$390,716	$434,660
Jackups	68%	72%	1,595	1,709	167,233	150,286
Total	71%	69%	5,100	3,949	$320,835	$311,567
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

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		Change
Operating revenues:	2025	2024	$	%
Contract drilling services	$1,644,505	$1,273,135	$371,370	29%
Reimbursables and other (1)	78,634	56,793	21,841	38%
	$1,723,139	$1,329,928	$393,211	30%
Operating costs and expenses:
Contract drilling services	$964,526	$725,721	$238,805	33%
Reimbursables (1)	60,144	41,011	19,133	47%
Depreciation and amortization	290,222	177,468	112,754	64%
General and administrative	70,184	65,630	4,554	7%
Merger and integration costs	20,222	19,949	273	1%
(Gain) loss on sale of operating assets, net	(4,751)	(17,357)	12,606	(73)%
	1,400,547	1,012,422	388,125	38%
Operating income (loss)	$322,592	$317,506	$5,086	2%
(1)We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations, or cash flows.
The following table provides information about contract drilling revenue and costs by rig types (dollars in millions except average dayrates):

		Six Months Ended June 30,
		2025		2024
		Floaters	Jackups	Floaters	Jackups
Contract drilling services revenues		$1,377.8	$266.7	$1,012.2	$260.9
Contract drilling services costs		$788.6	$175.9	$538.3	$187.4
Average rig utilization		72%	68%	67%	72%
Operating days		3,505	1,595	2,240	1,709
Average dayrates		$390,716	$167,233	$434,660	$150,286
Total rigs	— Beginning	27	13	19	13
	— Acquired	—	—	—	—
	— Disposed	(1)	—	(1)	—
	— Ending	26	13	18	13
Contract Drilling Services Revenues
Floaters. During the six months ended June 30, 2025, floaters generated revenue of $1.4 billion, as compared to $1.0 billion in the six months ended June 30, 2024. The increase in revenue was mainly attributable to $512.4 million provided by the additional floaters acquired in connection with the Diamond Transaction. These increases were partly offset by $96.0 million from rigs with net changes in operating days in the current period as well as $20.4 million from a decrease in average dayrates in the current period. Additionally, floater revenue from net non-cash amortization related to off-market customer contract assets and liabilities decreased $30.4 million in the current period.
Jackups. During the six months ended June 30, 2025, jackups generated revenue of $266.7 million, as compared to $260.9 million in the six months ended June 30, 2024. The increase in revenue was mainly attributable to $34.6 million from an increase in average dayrates in the current period. This increase was partly offset by $13.8 million from rigs with net changes in operating days in the current period. Additionally, jackup revenue from net non-cash amortization related to off-market customer contract assets and liabilities decreased $4.1 million in the current period.
Operating Costs and Expenses
Floaters. During the six months ended June 30, 2025, total contract drilling services costs related to floaters was $788.6 million, as compared to $538.3 million in the six months ended June 30, 2024. The primary drivers of this increase were $236.0 million related to the additional floaters acquired in connection with the Diamond Transaction, $35.0 million in mobilization, and $39.2 million in non-labor and operations support costs, incremental insurance costs, and other costs across the fleet. These increases were partially offset by decreases of $16.3 million in labor, $22.0 million in repairs and maintenance, $6.0 million in transportation, as well as insurance proceeds received for a certain rig totaling $15.6 million.
Jackups. During the six months ended June 30, 2025, total contract drilling services cost related to jackups was $175.9 million, as compared to $187.4 million in the six months ended June 30, 2024. The primary drivers of this decrease were $3.5 million related to repairs and maintenance, $3.3 million in non-labor and operations support costs across the fleet, as well as insurance proceeds received for a certain rig totaling $20.0 million. Further, there was a decrease of $11.1 million after the completion of disposal activities regarding certain rigs. These decreases were partially offset by increases of $26.4 million in labor, transportation, and other costs across the fleet.
Depreciation and amortization. Depreciation and amortization totaled $290.2 million and $177.5 million during the six months ended June 30, 2025 and 2024, respectively. Depreciation and amortization increased by $112.8 million in the current period primarily due to the Diamond Transaction.
General and administrative. General and administrative expenses totaled $70.2 million and $65.6 million during the six months ended June 30, 2025 and 2024, respectively. The increase was primarily due to individually insignificant items within certain corporate charges such as professional fees, corporate leases, and employee related costs.
Merger and integration costs. Noble incurred $20.2 million and $19.9 million of merger and integration costs during the six months ended June 30, 2025 and 2024, respectively. In the current period, costs incurred related primarily to the Diamond Transaction. In the prior period, costs incurred related to the Business Combination with Maersk Drilling. In both periods, such direct costs related primarily to professional fees and certain integration-related activities.
(Gain) loss on sale of operating assets, net. During the second quarter of 2025, we sold the Pacific Scirocco, resulting in a pre-tax gain of $4.8 million. During the second quarter of 2024, we sold the Noble Explorer, resulting in a pre-tax gain of $17.4 million.
Other Income and Expenses
Interest expense, net of amounts capitalized. Interest expense totaled $80.5 million and $29.5 million during the six months ended June 30, 2025 and 2024, respectively. Interest expense increased as a result of the Diamond Transaction and primarily relates to our 2030 Notes as well as the Diamond Second Lien Notes. For additional information, see “Note 6 — Debt” to our unaudited condensed consolidated financial statements.
Interest income and other, net. Noble recognized interest and other income of $6.5 million and interest income and other losses of $12.9 million during the six months ended June 30, 2025 and 2024, respectively.
Income tax benefit (provision). Noble recorded an income tax provision of $97.5 million and an income tax benefit of $15.4 million during the six months ended June 30, 2025 and 2024, respectively.
During the six months ended June 30, 2025, our tax provision included tax benefits of $78.9 million related to releases of valuation allowance for deferred tax benefits primarily in Luxembourg. Such tax benefits are offset by tax expenses related to recurring quarterly accruals of $176.4 million mostly in Guyana, Luxembourg, Switzerland, and the United States.
During the six months ended June 30, 2024, our tax provision included tax benefits of $81.6 million related to releases of adjustments of valuation allowance for deferred tax benefits in Nigeria, Switzerland, and Luxembourg. Such tax benefits are offset by tax expenses related to a net increase in uncertain tax positions of $6.9 million and recurring quarterly accruals of $59.3 million mostly in Guyana, Luxembourg, Switzerland, and Nigeria.

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
We currently expect to fund our cash flow needs with cash generated by our operations, cash on hand, proceeds from sales of assets, or borrowings under the 2023 Revolving Credit Facility, and we believe this will provide us with sufficient liquidity to fund our cash flow needs over the next 12 months. Subject to market conditions and other factors, we may also issue equity or long-term debt securities to fund our cash flow needs and for other purposes. We have been incurring expenses and capital costs related to an incident regarding one floater. These incurred costs exceeded the applicable deductible. We have received partial insurance recoveries for these claims and we continue to seek insurance recoveries for the remainder of the incurred and anticipated costs.
Net cash provided by operating activities was $487.4 million and $235.5 million for the six months ended June 30, 2025 and 2024, respectively. The increase in net cash provided by operating activities for the six months ended June 30, 2025, was primarily attributable to improvements in cash flows from operating assets and liabilities, with key drivers being an increase in payments from customers partially offset by an increase in payments to vendors, as well as the Diamond Transaction. We had working capital of $573.1 million at June 30, 2025, and $448.5 million at December 31, 2024.
Net cash used in investing activities was $191.7 million and $299.8 million for the six months ended June 30, 2025 and 2024, respectively, and primarily consisted of capital expenditures on routine projects associated with overhauls and upgrades on various rigs. Also, during the current quarter, we received net proceeds of $16.2 million pertaining to the sale of the Pacific Scirocco, completed in June 2025, and a prepaid deposit for securing the sale of the Pacific Meltem, completed on July 3, 2025.
Net cash used in financing activities was $202.5 million for the six months ended June 30, 2025, and net cash used in financing activities was $134.9 million for the six months ended June 30, 2024. During the six months ended June 30, 2025, we repurchased 0.7 million of our Ordinary Shares for total of $20.0 million, made dividend payments to our shareholders of $160.9 million, and paid $9.4 million in taxes withheld on vested employee share-based compensation awards. The six months ended June 30, 2024, included dividend payments to our shareholders of $116.6 million as well as $53.6 million in taxes withheld on vested employee share-based compensation awards, partly offset by borrowing of $35.0 million under the 2023 Revolving Credit Facility.
At June 30, 2025, we had a total contract drilling services backlog of approximately $7.4 billion, which includes a commitment of 59% of available days for the remainder of 2025. For additional information regarding our backlog, see “Contract Drilling Services Backlog.”
Capital Additions
Capital additions totaled $204.3 million for the six months ended June 30, 2025, and consisted of the following:
•$135.2 million for sustaining capital;
•$58.6 million in major projects, including subsea and other related projects; and
•$10.5 million for rebillable capital and contract modifications.
Our total capital additions estimate for the year ending December 31, 2025, net of reimbursements, is expected to range between $400.0 million and $450.0 million. We expect to fund these capital additions with cash generated by our operations and cash on hand.

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
As of June 30, 2025, we had no borrowings outstanding and $18.2 million of letters of credit issued under the 2023 Revolving Credit Facility and an additional $140.4 million in letters of credit and surety bonds issued under bilateral arrangements. For additional information about the 2023 Revolving Credit Facility, see “Note 6 — Debt” to our unaudited condensed consolidated financial statements.
8.000% Senior Notes due 2030
In April 2023, Noble Finance II, a wholly owned subsidiary of Noble, issued $600.0 million in aggregate principal amount of its 8.000% Senior Notes due 2030 (“Initial 2030 Notes”). The Initial 2030 Notes were issued pursuant to an indenture, dated April 18, 2023 (as supplemented or otherwise modified from time to time, the “Noble Indenture”), among Noble Finance II, the subsidiaries of Noble Finance II party thereto, as guarantors (the “Guarantors”), and U.S. Bank Trust Company, National Association, as trustee. In August 2024, Noble Finance II issued an additional $800.0 million in aggregate principal amount of its 8.000% Senior Notes due 2030 (the “Additional 2030 Notes” and, together with the Initial 2030 Notes, the “2030 Notes”) at a premium of 103% bringing the total outstanding principal amount to $1.4 billion. The Additional 2030 Notes were issued pursuant to the Noble Indenture and the net proceeds from the offering of the Additional 2030 Notes were primarily used to fund the cash consideration in the Diamond Transaction and to pay any premiums, fees, and expenses related to the issuance of the Additional 2030 Notes. As of June 30, 2025, we had outstanding $1.4 billion aggregate principal amount of our 2030 Notes. For additional information about the 2030 Notes, see “Note 6 — Debt” to our unaudited condensed consolidated financial statements.
8.500% Senior Secured Second Lien Notes due 2030
In connection with the Diamond Transaction, the Company assumed $550.0 million aggregate principal amount of 8.500% Senior Secured Second Lien Notes due October 2030 (the “Diamond Second Lien Notes”) issued pursuant to an indenture, dated as of September 21, 2023 (as supplemented and otherwise modified from time to time, the “Diamond Second Lien Indenture”), among Diamond Foreign Asset Company and Diamond Finance, LLC, as issuers, Diamond Offshore Drilling, Inc., the other guarantors party thereto and HSBC Bank USA, National Association, as trustee and as collateral agent. As of June 30, 2025, we had outstanding $550.0 million aggregate principal amount of our Diamond Second Lien Notes. For additional information about the Diamond Second Lien Notes, see “Note 6 — Debt” to our unaudited condensed consolidated financial statements.
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
Dividends
Our most recent quarterly dividend, totaling approximately $79.4 million (or $0.50 per share), was declared on April 28, 2025, and paid on June 18, 2025, to shareholders of record at close of business on June 5, 2025.

On August 5, 2025, Noble’s Board of Directors declared an interim quarterly cash dividend on our Ordinary Shares of $0.50 per share. The $0.50 dividend is expected to be paid on September 25, 2025, to shareholders of record at close of business on September 4, 2025.
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
Share Repurchases
Under English law, the Company is only permitted to purchase its own Ordinary Shares by way of an “off-market purchase” pursuant to a contract approved by shareholders (except where the purchase is for the purposes of, or pursuant to, any employees’ share scheme). Such purchases may be paid for either (i) out of Noble’s “distributable reserves” as determined by reference to relevant statutory accounts in accordance with English law or (ii) from the proceeds of a fresh issue of shares made for the purpose of financing the purchase. On October 22, 2024, Noble’s Board of Directors authorized an increased share repurchase authorization of up to an additional $400 million and, at the 2025 annual general meeting of shareholders, shareholders approved the repurchase of up to 23,800,068 Ordinary Shares. The authorization by the Board of Directors has approximately $370 million remaining, does not have a fixed expiration, and may be modified, suspended, or discontinued at any time. None of the 23,800,068 Ordinary Shares authorized for repurchase by shareholders has yet been utilized and the authorization by shareholders expires on May 8, 2030 (subject to certain exceptions). The program does not obligate us to acquire any particular amount of Ordinary Shares. During the three and six months ended June 30, 2025, we repurchased zero and 0.7 million of our Ordinary Shares, respectively. During the three and six months ended June 30, 2024, we did not repurchase any of our Ordinary Shares. All repurchased shares were subsequently cancelled.
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

	Noble Corporation plc and Subsidiaries
	Unaudited Condensed Consolidating Selected Financials
	June 30, 2025

	Consolidated Noble Finance II LLC	Consolidated Noble Offshore Drilling, Inc.	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Balance Sheets
Cash and cash equivalents	$176,431	$161,640	$114	$—	$338,185
Total current assets	1,853,882	716,436	80,623	(1,361,879)	1,289,062
Total current liabilities	671,334	377,942	1,695,311	(2,028,614)	715,973
Total debt	1,401,098	1,242,314	—	(665,385)	1,978,027
Total shareholders' equity	4,658,572	923,528	3,800,154	(4,753,927)	4,628,327

	Noble Corporation plc and Subsidiaries
	Unaudited Condensed Consolidating Selected Financials
	Six Months Ended June 30, 2025

	Consolidated Noble Finance II LLC	Consolidated Noble Offshore Drilling, Inc.	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Statements of Operations
Operating revenues	$1,211,076	$574,645	$—	$(62,582)	$1,723,139
Operating costs and expenses	1,021,240	412,066	29,823	(62,582)	1,400,547
Depreciation and amortization	213,663	76,559	—	—	290,222

Statements of Cash Flows
Net cash provided by (used in) operating activities	$393,034	$88,916	$5,467	$—	$487,417
Capital expenditures	(177,161)	(52,956)	—	—	(230,117)
Proceeds from disposal of assets, net	16,190	—	—	—	16,190
Dividend payments	—	—	(160,921)	—	(160,921)
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
For information about our critical accounting policies and estimates, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Form 10-K. As of June 30, 2025, there have been no material changes to the judgments, assumptions, and estimates upon which our critical accounting policies and estimates are based.
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
Item 4. Controls and Procedures
Conclusions Regarding Disclosure Controls and Procedures
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Noble, and Richard B. Barker, Executive Vice President and Chief Financial Officer (Principal Financial Officer) of Noble, have evaluated the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) of Noble as of the end of the period covered by this report. On the basis of this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that Noble’s disclosure controls and procedures were effective as of June 30, 2025. Noble’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
In accordance with interpretive guidance issued by SEC staff, companies may exclude an acquired business from the assessment of internal control over financial reporting during the first year following the date on which the acquisition is completed and from the assessment of disclosure controls and procedures to the extent subsumed in such internal control over financial reporting. In accordance with this guidance, as the Company acquired Diamond on September 4, 2024, Management’s, including our Principal Executive Officer and Principal Financial Officer, evaluation and conclusion as to the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025, excluded the portion of disclosure controls and procedures that are subsumed by internal control over financial reporting of Diamond.
Changes in Internal Control Over Financial Reporting
There were no changes in Noble’s internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Noble.
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
During the three months ended June 30, 2025:
•12 Ordinary Shares were issued to holders of our Tranche 1 Warrants pursuant to exercises of 61 Tranche 1 Warrants; and
•3 Ordinary Shares were issued to holders of our Tranche 2 Warrants pursuant to exercises of 61 Tranche 2 Warrants.
•Zero Ordinary Shares were issued to holders of our Tranche 3 Warrants pursuant to exercises of 8 Tranche 3 Warrants.
Such Ordinary Shares were issued pursuant to the exemptions from the registration requirements of the Securities Act under Section 4(a)(2) under the Securities Act or Section 1145 of the Bankruptcy Code. For more information on the terms of exercise and other features of the warrants, see our Form 10-K.
Item 5. Other Information
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our Ordinary Shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the three months ended June 30, 2025, no such plans or other arrangements were adopted, terminated, or modified.
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

31.1*	Certification of Robert W. Eifler, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of Richard B. Barker, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of Robert W. Eifler, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Richard B. Barker, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________________________________________________________________________________________________________________________________________________________________________________________________________
†    Certain portions of the exhibit have been omitted. The Company agrees to furnish a supplemental copy with any omitted information to the SEC upon request.
*    Furnished herewith
+    Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Noble Corporation plc, a public limited company formed under the laws of England and Wales

/s/ Richard B. Barker	August 6, 2025
Richard B. Barker Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Jennifer Yeung	August 6, 2025
Jennifer Yeung Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	Date