Form 10-Q
period 2025-09-30
Noble Corp plc
filed 2025-10-28
CIK 1895262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑    No ☐

Number of shares outstanding at October 24, 2025: Noble Corporation plc - 158,846,719

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$477,946	$247,303
Accounts receivable, net	678,286	796,961
Taxes receivable	58,941	56,389
Prepaid expenses and other current assets	149,286	288,211
Total current assets	1,364,459	1,388,864
Property and equipment, at cost	6,981,861	6,904,731
Accumulated depreciation	(1,250,091)	(868,914)
Property and equipment, net	5,731,770	6,035,817
Other assets	543,088	540,087
Total assets	$7,639,317	$7,964,768
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$304,982	$397,622
Accrued payroll and related costs	98,777	116,877
Taxes payable	73,077	78,900
Interest payable	75,500	36,075
Other current liabilities	226,936	310,888
Total current liabilities	779,272	940,362
Long-term debt	1,976,919	1,980,186
Deferred income taxes	5,478	9,202
Noncurrent contract liabilities	—	8,580
Other liabilities	343,534	375,052
Total liabilities	3,105,203	3,313,382
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock, $0.00001 par value; 158,846,431 and 158,946,711 ordinary shares outstanding as of September 30, 2025, and December 31, 2024, respectively	1	1
Additional paid-in capital	4,249,587	4,236,172
Retained earnings	280,082	411,244
Accumulated other comprehensive income (loss)	4,444	3,969
Total shareholders’ equity	4,534,114	4,651,386
Total liabilities and equity	$7,639,317	$7,964,768
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating revenues
Contract drilling services	$757,405	$763,543	$2,401,910	$2,036,678
Reimbursables and other	40,612	37,006	119,246	93,799
	798,017	800,549	2,521,156	2,130,477
Operating costs and expenses
Contract drilling services	479,894	434,192	1,444,420	1,159,913
Reimbursables	30,547	28,185	90,691	69,196
Depreciation and amortization	147,260	109,879	437,482	287,347
General and administrative	33,301	43,596	103,485	109,226
Merger and integration costs	2,145	69,214	22,367	89,163
(Gain) loss on sale of operating assets, net	(6,232)	—	(10,983)	(17,357)
Loss on impairment	60,702	—	60,702	—
	747,617	685,066	2,148,164	1,697,488
Operating income (loss)	50,400	115,483	372,992	432,989
Other income (expense)
Interest expense, net of amounts capitalized	(40,490)	(24,951)	(120,954)	(54,491)
Interest income and other, net	726	2,292	7,275	(10,626)
Income (loss) before income taxes	10,636	92,824	259,313	367,872
Income tax benefit (provision)	(31,731)	(31,608)	(129,233)	(16,167)
Net income (loss)	$(21,095)	$61,216	$130,080	$351,705

Per share data
Basic:
Net income (loss)	$(0.13)	$0.41	$0.82	$2.43
Diluted:
Net income (loss)	$(0.13)	$0.40	$0.80	$2.37
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(21,095)	$61,216	$130,080	$351,705
Other comprehensive income (loss)
Net changes in pension and other postretirement plan assets and benefit obligations, net of tax provision (benefit) of $9 and $6 for the three months ended September 30, 2025 and 2024, respectively, and $27 and $16 for the nine months ended September 30, 2025 and 2024, respectively.	(71)	432	475	453
Other comprehensive income (loss), net	(71)	432	475	453
Comprehensive income (loss)	$(21,166)	$61,648	$130,555	$352,158
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$130,080	$351,705
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	437,482	287,347
Amortization of intangible assets and contract liabilities, net	(8,366)	(46,580)
(Gain) loss on sale of operating assets, net	(10,983)	(17,357)
Loss on impairment	60,702	—
Deferred income taxes	(70,454)	(60,151)
Amortization of share-based compensation	23,087	35,959
Other costs, net	(4,492)	(10,157)
Net changes in operating assets and liabilities	207,497	(21,505)
Net cash provided by (used in) operating activities	764,553	519,261
Cash flows from investing activities
Capital expenditures	(367,776)	(434,653)
Proceeds from insurance claims	22,201	16,426
Cash paid in stock-based business combination, net	—	(400,458)
Proceeds from disposal of assets, net	101,898	4,885
Net cash provided by (used in) investing activities	(243,677)	(813,800)
Cash flows from financing activities
Issuance of debt	—	824,000
Borrowings on credit facilities	—	35,000
Repayments of credit facilities	—	(35,000)
Debt issuance costs	—	(10,002)
Warrants exercised	41	628
Share repurchases	(20,000)	(250,000)
Dividend payments	(240,442)	(198,150)
Withholding tax related to employee stock transactions	(9,713)	(57,167)
Finance lease payments	(18,525)	—
Other	—	22,578
Net cash provided by (used in) financing activities	(288,639)	331,887
Net increase (decrease) in cash, cash equivalents, and restricted cash	232,237	37,348
Cash, cash equivalents, and restricted cash, beginning of period	252,279	367,745
Cash, cash equivalents, and restricted cash, end of period	$484,516	$405,093
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at June 30, 2025	158,823	$1	$4,242,337	$381,474	$4,515	$4,628,327
Employee related equity activity
Amortization of share-based compensation	—	—	7,513	—	—	7,513
Issuance of share-based compensation	23	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(266)	—	—	(266)
Warrants exercised	—	—	3	—	—	3
Dividends	—	—	—	(80,297)	—	(80,297)
Net income (loss)	—	—	—	(21,095)	—	(21,095)
Other comprehensive income (loss), net	—	—	—	—	(71)	(71)
Balance at September 30, 2025	158,846	$1	$4,249,587	$280,082	$4,444	$4,534,114

Balance at December 31, 2024	158,947	$1	$4,236,172	$411,244	$3,969	$4,651,386
Employee related equity activity
Amortization of share-based compensation	—	—	23,087	—	—	23,087
Issuance of share-based compensation	635	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(9,713)	—	—	(9,713)
Warrants exercised	1	—	41	—	—	41
Share repurchases	(737)	—	—	(20,000)	—	(20,000)
Dividends	—	—	—	(241,242)	—	(241,242)
Net income (loss)	—	—	—	130,080	—	130,080
Other comprehensive income (loss), net	—	—	—	—	475	475
Balance at September 30, 2025	158,846	$1	$4,249,587	$280,082	$4,444	$4,534,114
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - CONTINUED
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at June 30, 2024	142,904	$1	$3,338,030	$643,918	$3,053	$3,985,002
Employee related equity activity
Amortization of share-based compensation	—	—	21,632	—	—	21,632
Issuance of share-based compensation	10	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(3,540)	—	—	(3,540)
Warrants exercised	126	—	346	—	—	346
Share repurchases	(6,938)	—	—	(250,000)	—	(250,000)
Issuance of common stock for Diamond Offshore Drilling merger	24,240	—	879,941	—	—	879,941
Dividends	—	—	—	(10,080)	—	(10,080)
Net income (loss)	—	—	—	61,216	—	61,216
Other comprehensive income (loss), net	—	—	—	—	432	432
Balance at September 30, 2024	160,342	$1	$4,236,409	$445,054	$3,485	$4,684,949

Balance at December 31, 2023	140,774	$1	$3,377,048	$541,159	$3,032	$3,921,240
Employee related equity activity
Amortization of share-based compensation	—	—	35,959	—	—	35,959
Issuance of share-based compensation	2,058	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(57,167)	—	—	(57,167)
Warrants exercised	208	—	628	—	—	628
Share repurchases	(6,938)	—	—	(250,000)	—	(250,000)
Issuance of common stock for Diamond Offshore Drilling merger	24,240	—	879,941	—	—	879,941
Dividends	—	—	—	(197,810)	—	(197,810)
Net income (loss)	—	—	—	351,705	—	351,705
Other comprehensive income (loss), net	—	—	—	—	453	453
Balance at September 30, 2024	160,342	$1	$4,236,409	$445,054	$3,485	$4,684,949
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)

Note 1 — Organization and Basis of Presentation
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble”, the “Company”, or “we”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921. As of the filing date of this report, our fleet of 36 drilling rigs consisted of 25 floaters and 11 jackups.
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenue	$997,566	$2,854,991
Net income (loss)	$81,406	$369,124
Net income (loss) per share:
Basic	$0.41	$1.92
Diluted	$0.40	$1.86
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
Recently Issued Accounting Standards
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update aims to address challenges encountered when applying the guidance in Topic 326, Financial Instruments—Credit Losses, to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers by introducing a practical expedient for all entities. The Company does not expect this pronouncement to have any impact on our consolidated financial statements.
In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable interest. This update aims to improve the requirements for identifying the accounting acquirer in Topic 805, Business Combinations. The Company does not expect this pronouncement to have any impact on our consolidated financial statements.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, the following for public business entities: (i) enhanced disclosures of specific categories of reconciling items included in the rate reconciliation, as well as additional information for any of these items meeting certain qualitative and quantitative thresholds, (ii) disclosure of the nature, effect, and underlying causes of each individual reconciling item disclosed in the rate reconciliation and the judgment used in categorizing them if not otherwise evident, and (iii) enhanced disclosures for income taxes paid, which includes federal, state, and foreign taxes, as well as for individual jurisdictions over a certain quantitative threshold. The amendments in ASU No. 2023-09 eliminate the requirement to disclose the nature and estimate of the range of the reasonably possible change in unrecognized tax benefits for the 12 months after the balance sheet date. The provisions of ASU No. 2023-09 are effective for annual periods beginning after December 15, 2024; early adoption is permitted. The Company expects this pronouncement will require changes to our tax reporting processes due to the expanded income tax disclosure requirements, but we do not anticipate the pronouncement will change total reported tax expense, tax assets, or tax liabilities.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 4 — Income (Loss) Per Share
The following table presents the computation of basic and diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(21,095)	$61,216	$130,080	$351,705
Denominator:
Weighted average shares outstanding – basic	158,834	149,727	158,879	144,863
Dilutive effect of share-based awards	—	1,877	1,999	1,877
Dilutive effect of warrants	—	1,334	835	1,502
Weighted average shares outstanding – diluted	158,834	152,938	161,713	148,242
Per share data:
Basic
Net income (loss)	$(0.13)	$0.41	$0.82	$2.43
Diluted
Net income (loss)	$(0.13)	$0.40	$0.80	$2.37
Only those items having a dilutive impact on our basic income (loss) per share are included in diluted income (loss) per share. The following table displays the share-based instruments that have been excluded from diluted income (loss) per share since the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Share-based awards	1,999	—	—	—
Warrants (1)	3,676	10,242	2,773	10,242
(1)Represents the total number of warrants outstanding which did not have a dilutive effect. In periods where the warrants are determined to be dilutive, the number of shares which will be included in the computation of diluted shares is determined using the Treasury Stock Method, adjusted for mandatory exercise provisions under the warrant agreements, if applicable.
Share Capital
As of September 30, 2025, Noble had approximately 158.8 million Ordinary Shares outstanding as compared to approximately 158.9 million Ordinary Shares outstanding at December 31, 2024. In addition, as of September 30, 2025, 0.9 million Tranche 1 Warrants, 0.9 million Tranche 2 Warrants, and 2.8 million Tranche 3 Warrants were outstanding and exercisable. We also have 5.3 million Ordinary Shares authorized and reserved for issuance pursuant to equity awards under the Noble Corporation plc 2022 Long-Term Incentive Plan.
Our most recent quarterly dividend payment to shareholders, totaling approximately 79.4 million (or $0.50 per share), was declared on August 5, 2025, and paid on September 25, 2025, to shareholders of record at close of business on September 4, 2025.
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Share Repurchases
Under English law, the Company is only permitted to purchase its own Ordinary Shares by way of an “off-market purchase” pursuant to a contract approved by shareholders (except where the purchase is for the purposes of, or pursuant to, any employees’ share scheme). Such purchases may be paid for either (i) out of Noble’s “distributable reserves” as determined by reference to relevant statutory accounts in accordance with English law or (ii) from the proceeds of a fresh issue of shares made for the purpose of financing the purchase. On October 22, 2024, Noble’s Board of Directors authorized an increased share repurchase authorization of up to an additional $400 million and, at the 2025 annual general meeting of shareholders, shareholders approved the repurchase of up to 23,800,068 Ordinary Shares. The authorization by the Board of Directors has approximately $370 million remaining, does not have a fixed expiration, and may be modified, suspended, or discontinued at any time. None of the 23,800,068 Ordinary Shares authorized for repurchase by shareholders has yet been utilized and the authorization by shareholders expires on May 8, 2030 (subject to certain exceptions). The program does not obligate us to acquire any particular amount of Ordinary Shares. During the three and nine months ended September 30, 2025, we repurchased zero and 0.7 million of our Ordinary Shares, respectively. During the three and nine months ended September 30, 2024, we repurchased 6.9 million of our Ordinary Shares pursuant to such authority. All repurchased shares were subsequently cancelled.
Warrants
The tranche 1 warrants (the “Tranche 1 Warrants”) are exercisable for one Ordinary Share per warrant at an exercise price of $19.27 per warrant, the tranche 2 warrants (the “Tranche 2 Warrants”) are exercisable for one Ordinary Share per warrant at an exercise price of $23.13 per warrant, and the tranche 3 warrants (the “Tranche 3 Warrants”) are exercisable for one Ordinary Share per warrant at an exercise price of $124.40 per warrant. Warrants originally issued by Diamond Offshore Drilling, Inc. (the “Diamond Warrants”) were exercisable through December 3, 2024, for $5.65 in cash and 0.2316 Ordinary Shares at an exercise price of $29.22 per Diamond Warrant.
Note 5 — Property and Equipment
Property and equipment, at cost, for Noble consisted of the following:

	September 30, 2025	December 31, 2024
Drilling equipment and facilities	$6,712,461	$6,650,034
Construction in progress	185,718	197,789
Other	83,682	56,908
Property and equipment, at cost	$6,981,861	$6,904,731
Capital additions, including capitalized interest, during the three months ended September 30, 2025 and 2024, totaled $134.7 million and $107.7 million, respectively, and during the nine months ended September 30, 2025 and 2024, totaled $339.0 million and $374.3 million, respectively.
During the third quarter of 2025, we sold the Noble Highlander and the Pacific Meltem for net proceeds of $87.5 million, resulting in a gain of $5.6 million.
In August 2025, we announced our intent to dispose of the rigs Noble Globetrotter II and Noble Reacher. As of September 30, 2025, the Noble Globetrotter II and Noble Reacher qualified as held for sale and were included in “Other assets” on our Consolidated Balance Sheet at their combined carrying value of $54.0 million after a recognized aggregate non-cash impairment charge of $60.7 million.
We measured the impairment of the rigs and related assets as the amount by which the carrying amount exceeded the estimated fair value less costs to sell. We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including binding contracts or indicative market values for the sale of rigs and related assets for use outside of the drilling industry.
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
(“Noble Finance II”), Noble International Finance Company, Noble Drilling A/S, and certain additional subsidiaries of Noble Finance II as from time to time designated by Noble Finance II, as borrowers, the lenders and issuing banks party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, and security trustee. The revolving credit facility under the 2023 Revolving Credit Agreement (the “2023 Revolving Credit Facility”) provides for commitments of $550.0 million with maturity in 2028. The guarantors (the “Guarantors”) under the 2023 Revolving Credit Facility are the same subsidiaries of Noble Finance II that are or will be guarantors of the 2030 Notes (as defined below). As of September 30, 2025, we had no borrowings outstanding and $18.0 million of letters of credit issued under the 2023 Revolving Credit Agreement.
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
The following table presents the carrying value, net of unamortized debt issuance costs and discounts or premiums, and the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, respectively:

	September 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior secured notes
8.000% Senior Notes due April 2030	$1,401,041	$1,449,784	$1,401,214	$1,414,266
8.500% Senior Secured Second Lien Notes due October 2030	575,878	583,193	578,972	571,428
Credit facility
Amended and Restated Senior Secured Revolving Credit Facility	—	—	—	—
Total debt	1,976,919	2,032,977	1,980,186	1,985,694
Less: Current maturities of long-term debt	—	—	—	—
Long-term debt	$1,976,919	$2,032,977	$1,980,186	$1,985,694
Note 7 — Revenue and Customers
Disaggregation of Revenue
The following table provides information about contract drilling services revenue by rig types:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Floaters	$630,154	$605,327	2,007,925	1,617,538
Jackups	127,251	158,216	393,985	419,140
Total	$757,405	$763,543	$2,401,910	$2,036,678
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
The following table provides information about contract assets and contract liabilities from contracts with customers:

	September 30, 2025	December 31, 2024
Current customer contract assets	$26,280	$26,049
Noncurrent customer contract assets	3,907	11,042
Total customer contract assets	30,187	37,091

Current deferred revenue	(47,053)	(61,506)
Noncurrent deferred revenue	(36,013)	(40,439)
Total deferred revenue	$(83,066)	$(101,945)
Significant changes in the remaining performance obligation contract assets and the contract liabilities balances for the nine months ended September 30, 2025 and 2024, are as follows:

	Contract Assets	Contract Liabilities
Net balance at December 31, 2024	$37,091	$(101,945)

Additions to deferred costs	33,833	—
Additions to deferred revenue	—	(103,678)
Amortization of deferred costs	(40,737)	—
Amortization of deferred revenue	—	122,557
Total	(6,904)	18,879

Net balance at September 30, 2025	$30,187	$(83,066)

Net balance at December 31, 2023	$4,416	$(43,072)

Additions to deferred costs	43,597	—
Additions to deferred revenue	—	(97,208)
Amortization of deferred costs	(17,088)	—
Amortization of deferred revenue	—	54,411
Total	26,509	(42,797)

Net balance at September 30, 2024	$30,925	$(85,869)
Off-market Customer Contract Assets and Liabilities
Off-market customer contract assets and liabilities were recognized in connection with the merger, pursuant to a Business Combination Agreement, dated November 10, 2021, as amended, by and among Noble, Noble Finco Limited (n/k/a Noble Corporation plc), Noble Newco Sub Limited, the Drilling Company of 1972 A/S, a Danish public limited liability company (“Maersk Drilling”), and the other parties thereto (the “Business Combination with Maersk Drilling”) and the Diamond Transaction, and are included in “Other assets” and “Noncurrent contract liabilities,” respectively.
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

	Unfavorable contacts	Favorable contracts
Balance at December 31, 2024	$(8,580)	$214
Amortization	8,580	(214)
Balance at September 30, 2025	$—	$—

Balance at December 31, 2023	$(50,863)	$10,128
Additions	(27,663)	—
Amortization	55,129	(8,549)
Balance at September 30, 2024	$(23,397)	$1,579
Note 8 — Income Taxes
At September 30, 2025, the Company had deferred tax assets of $272.2 million, net of valuation allowance. Additionally, the Company also had deferred tax liabilities of $5.5 million, inclusive of a valuation allowance of $16.9 million.
During the three months ended September 30, 2025, the Company recognized additional discrete deferred tax benefits of $6.1 million related to releases and adjustments of valuation allowance for deferred tax benefits primarily in Luxembourg.
During the nine months ended September 30, 2025, the Company recognized additional discrete deferred tax benefits of $85.1 million related to releases and adjustments of valuation allowance for deferred tax benefits primarily in Luxembourg.
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
At September 30, 2025, the reserves for uncertain tax positions totaled $197.4 million (net of related tax benefits of $16.0 million). At December 31, 2024, the reserves for uncertain tax positions totaled $197.9 million (net of related tax benefits of $3.7 million).
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
During the three months ended September 30, 2025, our tax provision included tax benefits of $6.1 million related to adjustments to valuation allowance for deferred tax benefits primarily in Luxembourg and Switzerland. Such tax benefits were offset by recurring quarterly accruals of $37.9 million mostly in Guyana, Luxembourg, Switzerland, and the United States. In October 2025, the Company received a favorable ruling in Ghana regarding certain audit claims; the Company expects to recognize tax benefits of approximately $65.0 million in the fourth quarter of 2025 related to this matter.
During the nine months ended September 30, 2025, our tax provision included tax benefits of $85.1 million related to releases of valuation allowance for deferred tax benefits primarily in Luxembourg and Switzerland. Such tax benefits were offset by tax expenses related to recurring quarterly accruals of $214.3 million mostly in Guyana, Luxembourg, Switzerland, and the United States.
On July 4, 2025, the “One Big Beautiful Bill Act” (the “OBBBA”) was signed into law. The legislation includes significant changes to the US tax code affecting both current and deferred income taxes. Key provisions include the reinstatement of 100% bonus depreciation, modifications to the Section 163(j) interest deduction limitation, and other changes to US taxation of profits derived from foreign operations. The Company believes that the OBBBA should not have a material impact on its consolidated financial statements.
Note 9 — Employee Benefit Plans
Pension costs (gain) include the following components:

	Three Months Ended September 30,
	2025		2024
	Non-US	US	Non-US	US
Interest cost	$567	$2,260	$608	$2,188
Return on plan assets	(491)	(2,147)	(665)	(2,311)
Recognized net actuarial (gain) loss	55	(11)	28	—
Net pension benefit cost (gain)	$131	$102	$(29)	$(123)

	Nine Months Ended September 30,
	2025		2024
	Non-US	US	Non-US	US
Interest cost	$1,693	$6,779	1,642	6,563
Return on plan assets	(1,465)	(6,440)	(1,796)	(6,932)
Recognized net actuarial (gain) loss	163	(33)	77	—
Net pension benefit cost (gain)	$391	$306	$(77)	$(369)
During the three and nine months ended September 30, 2025, we made a contribution to our pension plans of $2.6 million. During the three and nine months ended September 30, 2024, we made no contributions to our pension plans. Effective December 31, 2016, employees and alternate payees accrue no future benefits under the US plans and, as such, Noble recognized no service costs with the plans for the three and nine months ended September 30, 2025 and 2024.
Note 10 — Commitments and Contingencies
Tax Matters
Audit claims of approximately $356.4 million at September 30, 2025, attributable to income and other business taxes remain outstanding and are under continued objection by Noble. Such audit claims are mostly attributable to Brazil and remain under continued monitoring and evaluation on a quarterly basis as facts change and as audits and/or litigation continue to progress. We intend to vigorously defend our reported positions and currently believe the ultimate resolution of the audit claims will not have a material adverse effect on our consolidated financial statements.
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
Services Agreement
In February 2016, Diamond entered into a ten-year agreement with a subsidiary of Baker Hughes Company (formerly named Baker Hughes, a GE company) to provide services with respect to certain blowout preventer and related well control equipment on our drillships. Such services include management of maintenance, certification, and reliability with respect to such equipment. On July 2, 2025, the services agreement was terminated for convenience. Noble and the services company have agreed on a purchase price of approximately $34.8 million for the capital and consumable spares, including other tooling equipment, to be paid before the end of 2025.
Letters of Credit and Surety Bonds
As of September 30, 2025, we had $18.0 million of letters of credit issued under the 2023 Revolving Credit Facility and an additional $149.7 million in letters of credit and surety bonds issued under bilateral arrangements which guarantee our performance as it relates to our drilling contracts, contract bidding, tax appeals, customs duties, and other obligations in various jurisdictions. We expect to comply with the underlying performance requirements and we expect obligations under these letters of credit and surety bonds will not be called.
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
Note 11 — Supplemental Financial Information
Condensed Consolidated Balance Sheets Information
Restricted cash
Noble’s restricted cash balance as of September 30, 2025, and December 31, 2024, was $6.6 million and $5.0 million, respectively. All restricted cash is recorded in “Prepaid expenses and other current assets.”
Leases
Our lease agreements are primarily for real estate, equipment, storage, dock space, and automobiles and are included within “Other assets”, “Other current liabilities”, and “Other liabilities” on our Condensed Consolidated Balance Sheets. In connection with the Diamond Transaction, the Company assumed several finance leases for well control equipment used on the drillships. The finance leases commenced in 2016 and also include an option to purchase the leased equipment at the end of the respective lease term. During the third quarter of 2025, the right-of-use assets and finance lease liabilities related to certain of our finance leases were remeasured to include the potential purchase price.
Condensed Consolidated Statements of Cash Flows Information
Operating cash activities
The net effect of changes in assets and liabilities on cash flows from operating activities is as follows:

	Nine Months Ended September 30,
	2025	2024
Accounts receivable	$118,675	$(10,232)
Taxes receivable	709	(34,987)
Other current assets	140,519	8,624
Other assets	16,452	153
Accounts payable	(68,154)	(18,136)
Other current liabilities	(3,855)	27,592
Other liabilities	3,151	5,481
Total net change in operating assets and liabilities	$207,497	$(21,505)

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Non-cash investing and financing activities
Non-cash investing and financing activities excluded from unaudited Condensed Consolidated Statements of Cash Flows are as follows:

	Nine Months Ended September 30,
	2025	2024
Accrued capital expenditures at period end	$41,509	$60,691
Note 12 — Information about Noble Finance II
8.000% Senior Notes due 2030
Noble Finance II, a wholly-owned, indirect subsidiary of Noble, is the issuer of the 2030 Notes and, one or more 100% wholly-owned, direct and indirect subsidiaries of Noble Finance II are the unconditional guarantors, or are otherwise obligated as of September 30, 2025, with respect to the 2030 Notes. See “Note 6 — Debt” for additional information.
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
The summarized financial information below reflects the consolidated accounts of Noble Finance II:

September 30, 2025
Balance Sheet
Cash and cash equivalents	$306,722
Total current assets	2,047,240
Total current liabilities	769,933
Total debt	1,401,040
Total shareholders' equity	4,603,720

Nine Months Ended September 30, 2025
Statement of Operations
Operating revenues	$1,765,258
Operating costs and expenses	1,578,276
Depreciation and amortization	321,943

Statement of Cash Flows
Net cash provided by (used in) operating activities	$659,659
Capital expenditures	(305,292)
Proceeds from disposal of assets, net	101,898

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at September 30, 2025, and our results of operations for the three and nine months ended September 30, 2025 and 2024. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q, the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), filed by Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble”) and our other filings with the US Securities and Exchange Commission (“SEC”). References in this Quarterly Report on Form 10-Q to “Noble,” the “Company,” “we,” “us,” “our,” and words of similar meaning refer collectively to Noble and its consolidated subsidiaries.

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

Executive Overview
Noble is a leading offshore drilling contractor for the oil and gas industry. As of the filing date of this Quarterly Report on Form 10-Q, Noble performs, through its subsidiaries, contract drilling services with a fleet of 36 drilling rigs, consisting of 25 floaters and 11 jackups, after closing on the sale of the Noble Reacher on October 6, 2025, focused largely on ultra-deepwater and high-specification jackup drilling opportunities in both established and emerging regions worldwide. We typically employ each drilling unit under an individual contract, and many contracts are awarded based upon a competitive bidding process.
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
Although the market outlook in our business varies by geographical region and water depth and despite recent downward pressure on the price of oil, we remain encouraged by the long-term outlook in the ultra-deepwater floater market. However, within this ultra-deepwater market, our customers continue to focus on our highest specification floaters, which represents the majority of our floater fleet. Assuming current market fundamentals, continued customer prioritization towards these highest specification floaters is likely to result in lower utilization for our lower specification drillships and our semi-submersibles. Demand for midwater semisubmersibles is primarily driven by brownfield activity in mature basins, especially in Northwest Europe, South America, and the Asia Pacific regions, where a generally stable level of baseload demand is supported by infield drilling and plug and abandonment requirements. We have also observed an overall demand increase in the global jackup market since 2020. While we remain encouraged about overall long-term rig demand, as evidenced by recent multi-year, multi-rig contracts that we have booked into backlog, the near term utilization outlook for both floaters and jackups over the next several quarters is anticipated to be lower than the utilization rates realized during the prior two years. Furthermore, economic uncertainty compounded with OPEC’s stated intent to increase oil production, collectively present a potential for additional demand risk for offshore rigs in the near term.
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
Contract Drilling Services Backlog
We maintain a backlog of commitments for contract drilling services. Our contract drilling services backlog reflects estimated future revenues attributable to signed drilling contracts. As of September 30, 2025, contract drilling services backlog totaled approximately $7.1 billion.
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
The table below presents the amount of our contract drilling services backlog as of September 30, 2025, and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2025 (1)	2026	2027	2028	Thereafter
	(In thousands)
Contract Drilling Services Backlog
Floaters (2) (3)	$6,472,176	$567,956	$2,034,125	$1,673,368	$1,273,843	$922,884
Jackups (4)	634,656	110,844	302,232	221,580	—	—
Total	$7,106,832	$678,800	$2,336,357	$1,894,948	$1,273,843	$922,884
Percent of Available Days Committed (5)
Floaters		61%	55%	48%	34%	8%
Jackups		59%	35%	22%	—%	—%
Total		61%	49%	40%	24%	5%
(1)Represents a three-month period beginning October 1, 2025.
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

(3)Assuming approximately 40% of available performance revenue realized on a combined basis under certain long-term contracts with Shell (US) and TotalEnergies (Suriname).
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
As of September 30, 2025, ExxonMobil, Shell, BP, and TotalEnergies represented approximately 23.3%, 19.2%, 16.2%, and 12.5% of our backlog, respectively.

Results of Operations
Results for the Three Months Ended September 30, 2025 and 2024
Net loss for the three months ended September 30, 2025 (the “current quarter”), was $21.1 million, or $(0.13) per diluted share, on operating revenues of $798.0 million compared to net income for the three months ended September 30, 2024, of $61.2 million, or $0.40 per diluted share, on operating revenues of $800.5 million.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates, and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “Contract Drilling Services” below.
The following table presents the average rig utilization, operating days, and average dayrates for our rig fleet for the periods indicated:

	Average Rig Utilization (1)		Operating Days (2)		Average Dayrates (2)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024	2025	2024
Floaters	65%	72%	1,488	1,418	$423,489	$424,199
Jackups	54%	83%	627	991	202,982	159,444
Total	61%	76%	2,115	2,409	$358,126	$315,295
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

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change
Operating revenues:	2025	2024	$	%
Contract drilling services	$757,405	$763,543	$(6,138)	(1)%
Reimbursables and other (1)	40,612	37,006	3,606	10%
	798,017	800,549	(2,532)	—%
Operating costs and expenses:
Contract drilling services	$479,894	$434,192	$45,702	11%
Reimbursables (1)	30,547	28,185	2,362	8%
Depreciation and amortization	147,260	109,879	37,381	34%
General and administrative	33,301	43,596	(10,295)	(24)%
Merger and integration costs	2,145	69,214	(67,069)	(97)%
(Gain) loss on sale of operating assets, net	(6,232)	—	(6,232)	—%
Loss on impairment	60,702	—	60,702	—%
	747,617	685,066	62,551	9%
Operating income (loss)	$50,400	$115,483	$(65,083)	(56)%
(1)We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations, or cash flows.
The following table provides information about contract drilling revenue and costs by rig types (dollars in millions except average dayrates):

		Three Months Ended September 30,
		2025		2024
		Floaters	Jackups	Floaters	Jackups
Contract drilling services revenues		$630.2	$127.3	$605.3	$158.2
Contract drilling services costs		$381.6	$98.3	$332.6	$101.6
Average rig utilization		65%	54%	72%	83%
Operating days		1,488	627	1,418	991
Average dayrates		$423,489	$202,982	$424,199	$159,444
Total rigs	— Beginning	26	13	18	13
	— Acquired	—	—	11	—
	— Disposed	(1)	(1)	(1)	—
	— Ending	25	12	28	13
Contract Drilling Services Revenues
Floaters. During the third quarter of 2025, floaters generated revenue of $630.2 million, as compared to $605.3 million in the third quarter of 2024. The increase in revenue was mainly attributable to $156.0 million provided by the additional floaters acquired in connection with the Diamond Transaction. These increases were partly offset by $127.1 million from rigs with net changes in operating days in the current period. Additionally, floater revenue from net non-cash amortization related to off-market customer contract assets and liabilities decreased $3.5 million in the current period.
Jackups. During the third quarter of 2025, jackups generated revenue of $127.3 million, as compared to $158.2 million in the third quarter of 2024. The decrease in revenue was mainly attributable to $51.8 million from rigs with net changes in operating days. This decrease was partly offset by $22.8 million from an increase in average dayrates in the current period.

Operating Costs and Expenses
Floaters. During the third quarter of 2025, total contract drilling services costs related to floaters was $381.6 million, as compared to $332.6 million in the third quarter 2024. The primary drivers of this increase were $71.1 million related to the additional floaters acquired in connection with the Diamond Transaction, $7.3 million in fuel, $5.0 million in insurance costs, and $3.6 million in mobilization. These increases were partially offset by decreases of $15.8 million in repairs and maintenance and $11.0 million in non-labor costs, operations support costs, and other costs across the fleet. Further, there was a decrease of $11.2 million related to certain rigs sold or no longer operated by Noble.
Jackups. During the third quarter of 2025, total contract drilling services cost related to jackups was $98.3 million, as compared to $101.6 million in the third quarter 2024. The primary drivers of this decrease were $2.3 million in mobilization, and $3.7 million in repairs and maintenance. Further, there was a decrease of $2.7 million related to certain rigs sold or no longer operated by Noble. These decreases were partially offset by increases of $5.3 million in fuel, incremental insurance costs, and other costs across the fleet.
Depreciation and amortization. Depreciation and amortization totaled $147.3 million and $109.9 million during the third quarter of 2025 and 2024, respectively. Depreciation and amortization increased by $37.4 million in the current period primarily due to the Diamond Transaction.
General and administrative. General and administrative expenses totaled $33.3 million and $43.6 million during the third quarter of 2025 and 2024, respectively. The decrease was primarily due to reductions within certain corporate charges such as professional fees, corporate leases, and employee-related costs.
Merger and integration costs. Noble incurred $2.1 million and $69.2 million of merger and integration costs during the third quarter of 2025 and 2024, respectively. In the third quarter of 2025, costs incurred directly related to the Diamond Transaction. In the third quarter of 2024, $63.1 million and $6.1 million of costs incurred related directly to the Diamond Transaction and the Business Combination with Maersk Drilling, respectively. In both periods, such costs related primarily to professional fees and certain integration-related activities.
(Gain) loss on sale of operating assets, net. During the third quarter of 2025, we sold the Noble Highlander and the Pacific Meltem, resulting in a pre-tax gain of $5.6 million.
Loss on impairment. During the third quarter of 2025, we recorded a loss on impairment of $60.7 million to reduce the carrying values of the Noble Globetrotter II and Noble Reacher to their estimated fair value less costs to sell. There were no impairments recorded during the third quarter of 2024. For additional information, see “Note 5 — Property and Equipment” to our unaudited condensed consolidated financial statements.
Other Income and Expenses
Interest expense, net of amounts capitalized. Interest expense totaled $40.5 million and $25.0 million during the third quarter of 2025 and 2024, respectively. Interest expense increased as a result of the Diamond Transaction and primarily relates to our 2030 Notes as well as the Diamond Second Lien Notes. For additional information, see “Note 6 — Debt” to our unaudited condensed consolidated financial statements.
Interest income and other, net. Noble recognized interest and other income of $0.7 million and $2.3 million during the third quarter of 2025 and 2024, respectively.
Income tax benefit (provision). Noble recorded an income tax provision of $31.7 million and $31.6 million during the third quarter of 2025 and 2024, respectively.
During the third quarter of 2025, our tax provision included tax benefits of $6.1 million related to adjustments to valuation allowance for deferred tax benefits primarily in Luxembourg and Switzerland. Such tax benefits were offset by recurring quarterly accruals of $37.9 million mostly in Guyana, Luxembourg, Switzerland, and the United States.
During the third quarter of 2024, our tax provision included tax benefits of $36.2 million related to releases of valuation allowance for deferred tax benefits primarily in Luxembourg. Such tax benefits were offset by tax expenses related to recurring quarterly accruals of $67.8 million mostly in Guyana, Luxembourg, Switzerland, and Nigeria.
Results for the Nine Months Ended September 30, 2025 and 2024
Net income for the nine months ended September 30, 2025, was $130.1 million, or $0.80 per diluted share, on operating revenues of $2.5 billion compared to net income for the nine months ended September 30, 2024, of $351.7 million, or $2.37 per diluted share, on operating revenues of $2.1 billion.

Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates, and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “Contract Drilling Services” below.
The following table presents the average rig utilization, operating days, and average dayrates for our rig fleet for the periods indicated:

	Average Rig Utilization (1)		Operating Days (2)		Average Dayrates (2)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024
Floaters	70%	69%	4,993	3,658	$400,483	$430,615
Jackups	63%	76%	2,222	2,700	177,321	153,648
Total	67%	71%	7,215	6,358	$331,767	$313,007
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
Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		Change
Operating revenues:	2025	2024	$	%
Contract drilling services	$2,401,910	$2,036,678	$365,232	18%
Reimbursables and other (1)	119,246	93,799	25,447	27%
	$2,521,156	$2,130,477	$390,679	18%
Operating costs and expenses:
Contract drilling services	$1,444,420	$1,159,913	$284,507	25%
Reimbursables (1)	90,691	69,196	21,495	31%
Depreciation and amortization	437,482	287,347	150,135	52%
General and administrative	103,485	109,226	(5,741)	(5)%
Merger and integration costs	22,367	89,163	(66,796)	(75)%
(Gain) loss on sale of operating assets, net	(10,983)	(17,357)	6,374	(37)%
Loss on impairment	60,702	—	60,702	—%
	2,148,164	1,697,488	450,676	27%
Operating income (loss)	$372,992	$432,989	$(59,997)	(14)%
(1)We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations, or cash flows.

The following table provides information about contract drilling revenue and costs by rig types (dollars in millions except average dayrates):

		Nine Months Ended September 30,
		2025		2024
		Floaters	Jackups	Floaters	Jackups
Contract drilling services revenues		$2,007.9	$394.0	$1,617.6	$419.1
Contract drilling services costs		$1,165.0	$279.4	$870.9	$289.0
Average rig utilization		70%	63%	69%	76%
Operating days		4,993	2,222	3,658	2,700
Average dayrates		$400,483	$177,321	$430,615	$153,648
Total rigs	— Beginning	27	13	19	13
	— Acquired	—	—	11	—
	— Disposed	(2)	(1)	(2)	—
	— Ending	25	12	28	13
Contract Drilling Services Revenues
Floaters. During the nine months ended September 30, 2025, floaters generated revenue of $2.0 billion, as compared to $1.6 billion in the nine months ended September 30, 2024. The increase in revenue was mainly attributable to $668.3 million provided by the additional floaters acquired in connection with the Diamond Transaction. These increases were partly offset by $226.1 million from rigs with net changes in operating days in the current period as well as $17.9 million from a decrease in average dayrates in the current period. Additionally, floater revenue from net non-cash amortization related to off-market customer contract assets and liabilities decreased $34.0 million in the current period.
Jackups. During the nine months ended September 30, 2025, jackups generated revenue of $394.0 million, as compared to $419.1 million in the nine months ended September 30, 2024. The decrease in revenue was mainly attributable to a decrease of $63.8 million from rigs with net changes in operating days during the current period. This decrease was partly offset by $55.6 million from an increase in average dayrates in the current period. Additionally, jackup revenue from net non-cash amortization related to off-market customer contract assets and liabilities decreased $4.3 million in the current period.
Operating Costs and Expenses
Floaters. During the nine months ended September 30, 2025, total contract drilling services costs related to floaters was $1.2 billion, as compared to $870.9 million in the nine months ended September 30, 2024. The primary drivers of this increase were $307.1 million related to the additional floaters acquired in connection with the Diamond Transaction, $38.6 million in mobilization, and $30.1 million in non-labor and operations support costs, incremental insurance costs, and other costs across the fleet. These increases were partially offset by decreases of $13.4 million in labor, $38.5 million in repairs and maintenance, as well as insurance proceeds received for a certain rig totaling $15.6 million. Further, there was a decrease of $14.2 million related to certain rigs sold or no longer operated by Noble.
Jackups. During the nine months ended September 30, 2025, total contract drilling services cost related to jackups was $279.4 million, as compared to $289.0 million in the nine months ended September 30, 2024. The primary drivers of this decrease were $7.2 million related to repairs and maintenance as well as insurance proceeds received for a certain rig totaling $20.0 million. Further, there was a decrease of $10.7 million related to certain rigs sold or no longer operated by Noble. These decreases were partially offset by increases of $28.4 million in labor, mobilization, fuel, and other costs across the fleet.
Depreciation and amortization. Depreciation and amortization totaled $437.5 million and $287.3 million during the nine months ended September 30, 2025 and 2024, respectively. Depreciation and amortization increased by $150.1 million in the current period primarily due to the Diamond Transaction.
General and administrative. General and administrative expenses totaled $103.5 million and $109.2 million during the nine months ended September 30, 2025 and 2024, respectively. The decrease was primarily due to individually insignificant items within certain corporate charges such as professional fees, corporate leases, and employee-related costs.

Merger and integration costs. Noble incurred $22.4 million and $89.2 million of merger and integration costs during the nine months ended September 30, 2025 and 2024, respectively. In the current period, costs incurred directly related primarily to the Diamond Transaction. In the prior period, $69.4 million and $19.8 million of costs incurred related directly to the Diamond Transaction and to the Business Combination with Maersk Drilling. In both periods, such costs related primarily to professional fees and certain integration-related activities.
(Gain) loss on sale of operating assets, net. During the nine months ended September 30, 2025, we sold the Noble Highlander, Pacific Meltem, and Pacific Scirocco, resulting in a pre-tax gain of $11.0 million. During the nine months ended September 30, 2024, we sold the Noble Explorer, resulting in a pre-tax gain of $17.4 million.
Loss on impairment. During the nine months ended September 30, 2025, we recorded a loss on impairment of $60.7 million to reduce the carrying values of the Noble Globetrotter II and Noble Reacher to their estimated fair value less costs to sell. There were no impairments recorded during the nine months ended September 30, 2024. For additional information, see “Note 5 — Property and Equipment” to our unaudited condensed consolidated financial statements.
Other Income and Expenses
Interest expense, net of amounts capitalized. Interest expense totaled $121.0 million and $54.5 million during the nine months ended September 30, 2025 and 2024, respectively. Interest expense increased as a result of the Diamond Transaction and primarily relates to our 2030 Notes as well as the Diamond Second Lien Notes. For additional information, see “Note 6 — Debt” to our unaudited condensed consolidated financial statements.
Interest income and other, net. Noble recognized interest and other income of $7.3 million and interest income and other losses of $10.6 million during the nine months ended September 30, 2025 and 2024, respectively.
Income tax benefit (provision). Noble recorded an income tax provision of $129.2 million and $16.2 million during the nine months ended September 30, 2025 and 2024, respectively.
During the nine months ended September 30, 2025, our tax provision included tax benefits of $85.1 million related to releases of valuation allowance for deferred tax benefits primarily in Luxembourg and Switzerland. Such tax benefits were offset by tax expenses related to recurring quarterly accruals of $214.3 million mostly in Guyana, Luxembourg, Switzerland, and the United States.
During the nine months ended September 30, 2024, our tax provision included tax benefits of $117.8 million related to releases and adjustments of valuation allowance for deferred tax benefits in Nigeria, Switzerland, and Luxembourg. Such tax benefits were offset by recurring quarterly accruals of $134.0 million mostly in Guyana, Luxembourg, Switzerland, and Nigeria.
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

Net cash provided by operating activities was $764.6 million and $519.3 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in net cash provided by operating activities for the nine months ended September 30, 2025, was primarily attributable to improvements in cash flows from operating assets driven by an increase in payments from customers, as well as the Diamond Transaction. We had working capital of $585.2 million at September 30, 2025, and $448.5 million at December 31, 2024.
Net cash used in investing activities was $243.7 million and $813.8 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in net cash used in investing activities for the nine months ended September 30, 2025, was primarily attributable to the disposal of rigs during the current period and net cash paid related to the closing of the Diamond Transaction during the nine months ended September 30, 2024. Otherwise, net cash used in investing activities primarily consisted of capital expenditures on routine projects associated with overhauls and upgrades on various rigs.
Net cash used in financing activities was $288.6 million for the nine months ended September 30, 2025, and net cash provided by financing activities was $331.9 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we repurchased 0.7 million of our Ordinary Shares for total of $20.0 million, made dividend payments to our shareholders of $240.4 million, and paid $9.7 million in taxes withheld on vested employee share-based compensation awards. The nine months ended September 30, 2024, included the issuance of an additional $824.0 million of 2030 Notes. We also repurchased 6.9 million of our Ordinary Shares for a total of $250.0 million, made dividend payments to our shareholders of $198.2 million, and paid $57.2 million in taxes withheld on vested employee share-based compensation awards.
At September 30, 2025, we had a total contract drilling services backlog of approximately $7.1 billion, which includes a commitment of 61% of available days for the remainder of 2025. For additional information regarding our backlog, see “Contract Drilling Services Backlog.”
Capital Additions
Capital additions totaled $339.0 million for the nine months ended September 30, 2025, and consisted of the following:
•$202.6 million for sustaining capital;
•$116.2 million in major projects, including subsea and other related projects, and capital spares; and
•$20.2 million for rebillable capital and contract modifications.
Our total capital additions estimate for the year ending December 31, 2025, net of reimbursements, is expected to range between $425.0 million and $450.0 million. We expect to fund these capital additions with cash generated by our operations and cash on hand.
From time to time we consider possible projects and may have certain events that would require expenditures that are not included in our capital budget, and such unbudgeted expenditures could be significant. This includes additional capital expenditures to upgrade rigs for specific customer requirements or contracts. The total amount of capital that we ultimately spend is partly dependent on broader market conditions, the actual level of current and expected contracting activity, as well as costs related to satisfying regulatory requirements. Given many of our capital related projects can take considerable time to complete, the actual costs and timing of expenditures may vary materially from estimates based on various factors, many of which are out of our control. In addition, while liquidity and preservation of capital remains our top priority, we will continue to evaluate acquisitions of drilling units from time to time.
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
As of September 30, 2025, we had no borrowings outstanding and $18.0 million of letters of credit issued under the 2023 Revolving Credit Facility and an additional $149.7 million in letters of credit and surety bonds issued under bilateral arrangements. For additional information about the 2023 Revolving Credit Facility, see “Note 6 — Debt” to our unaudited condensed consolidated financial statements.
8.000% Senior Notes due 2030
In April 2023, Noble Finance II, a wholly owned subsidiary of Noble, issued $600.0 million in aggregate principal amount of its 8.000% Senior Notes due 2030 (“Initial 2030 Notes”). The Initial 2030 Notes were issued pursuant to an indenture, dated April 18, 2023 (as supplemented or otherwise modified from time to time, the “Noble Indenture”), among Noble Finance II, the subsidiaries of Noble Finance II party thereto, as guarantors (the “Guarantors”), and U.S. Bank Trust Company, National Association, as trustee. In August 2024, Noble Finance II issued an additional $800.0 million in aggregate principal amount of its 8.000% Senior Notes due 2030 (the “Additional 2030 Notes” and, together with the Initial 2030 Notes, the “2030 Notes”) at a premium of 103% bringing the total outstanding principal amount to $1.4 billion. The Additional 2030 Notes were issued pursuant to the Noble Indenture and the net proceeds from the offering of the Additional 2030 Notes were primarily used to fund the cash consideration in the Diamond Transaction and to pay any premiums, fees, and expenses related to the issuance of the Additional 2030 Notes. As of September 30, 2025, we had outstanding $1.4 billion aggregate principal amount of our 2030 Notes. For additional information about the 2030 Notes, see “Note 6 — Debt” to our unaudited condensed consolidated financial statements.
8.500% Senior Secured Second Lien Notes due 2030
In connection with the Diamond Transaction, the Company assumed $550.0 million aggregate principal amount of 8.500% Senior Secured Second Lien Notes due October 2030 (the “Diamond Second Lien Notes”) issued pursuant to an indenture, dated as of September 21, 2023 (as supplemented and otherwise modified from time to time, the “Diamond Second Lien Indenture”), among Diamond Foreign Asset Company and Diamond Finance, LLC, as issuers, Diamond Offshore Drilling, Inc., the other guarantors party thereto and HSBC Bank USA, National Association, as trustee and as collateral agent. As of September 30, 2025, we had outstanding $550.0 million aggregate principal amount of our Diamond Second Lien Notes. For additional information about the Diamond Second Lien Notes, see “Note 6 — Debt” to our unaudited condensed consolidated financial statements.
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
Dividends
Our most recent quarterly dividend, totaling approximately $79.4 million (or $0.50 per share), was declared on August 5, 2025, and paid on September 25, 2025, to shareholders of record at close of business on September 4, 2025.
On October 27, 2025, Noble’s Board of Directors declared an interim quarterly cash dividend on our Ordinary Shares of $0.50 per share. The $0.50 dividend is expected to be paid on December 18, 2025, to shareholders of record at close of business on December 4, 2025.
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
Share Repurchases
Under English law, the Company is only permitted to purchase its own Ordinary Shares by way of an “off-market purchase” pursuant to a contract approved by shareholders (except where the purchase is for the purposes of, or pursuant to, any employees’ share scheme). Such purchases may be paid for either (i) out of Noble’s “distributable reserves” as determined by reference to relevant statutory accounts in accordance with English law or (ii) from the proceeds of a fresh issue of shares made for the purpose of financing the purchase. On October 22, 2024, Noble’s Board of Directors authorized an increased share repurchase authorization of up to an additional $400 million and, at the 2025 annual general meeting of shareholders, shareholders approved the repurchase of up to 23,800,068 Ordinary Shares. The authorization by the Board of Directors has approximately $370 million remaining, does not have a fixed expiration, and may be modified, suspended, or discontinued at any time. None of the 23,800,068 Ordinary Shares authorized for repurchase by shareholders has yet been utilized and the authorization by shareholders expires on May 8, 2030 (subject to certain exceptions). The program does not obligate us to acquire any particular amount of Ordinary Shares. During the three and nine months ended September 30, 2025, we repurchased zero and 0.7 million of our Ordinary Shares, respectively. During the three and nine months ended September 30, 2024, we repurchased 6.9 million of our Ordinary Shares pursuant to such authority. All repurchased shares were subsequently cancelled.
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

	Noble Corporation plc and Subsidiaries
	Unaudited Condensed Consolidating Selected Financials
	September 30, 2025

	Consolidated Noble Finance II LLC	Consolidated Noble Offshore Drilling, Inc.	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Balance Sheets
Cash and cash equivalents	$306,722	$171,106	$118	$—	$477,946
Total current assets	2,047,240	770,221	86,741	(1,539,743)	1,364,459
Total current liabilities	769,933	431,331	1,799,511	(2,221,503)	779,272
Total debt	1,401,040	1,241,264	—	(665,385)	1,976,919
Total shareholders' equity	4,603,720	964,777	3,711,841	(4,746,224)	4,534,114

	Noble Corporation plc and Subsidiaries
	Unaudited Condensed Consolidating Selected Financials
	Nine Months Ended September 30, 2025

	Consolidated Noble Finance II LLC	Consolidated Noble Offshore Drilling, Inc.	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Statements of Operations
Operating revenues	$1,765,258	$830,060	$—	$(74,162)	$2,521,156
Operating costs and expenses	1,578,276	605,357	38,693	(74,162)	2,148,164
Depreciation and amortization	321,943	115,539	—	—	437,482

Statements of Cash Flows
Net cash provided by (used in) operating activities	$659,659	$185,407	$(80,513)	$—	$764,553
Capital expenditures	(305,292)	(62,484)	—	—	(367,776)
Proceeds from disposal of assets, net	101,898	—	—	—	101,898
Dividend payments	—	—	(240,442)	—	(240,442)
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
For information about our critical accounting policies and estimates, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Form 10-K. As of September 30, 2025, there have been no material changes to the judgments, assumptions, and estimates upon which our critical accounting policies and estimates are based.
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
Item 4. Controls and Procedures
Conclusions Regarding Disclosure Controls and Procedures
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Noble, and Richard B. Barker, Executive Vice President and Chief Financial Officer (Principal Financial Officer) of Noble, have evaluated the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) of Noble as of the end of the period covered by this report. On the basis of this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that Noble’s disclosure controls and procedures were effective as of September 30, 2025. Noble’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in Noble’s internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Noble.
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
During the three months ended September 30, 2025:
•103 Ordinary Shares were issued to holders of our Tranche 1 Warrants pursuant to exercises of 152 Tranche 1 Warrants; and
•94 Ordinary Shares were issued to holders of our Tranche 2 Warrants pursuant to exercises of 152 Tranche 2 Warrants.
•Zero Ordinary Shares were issued to holders of our Tranche 3 Warrants pursuant to exercises of 628 Tranche 3 Warrants.
Such Ordinary Shares were issued pursuant to the exemptions from the registration requirements of the Securities Act under Section 4(a)(2) under the Securities Act or Section 1145 of the Bankruptcy Code. For more information on the terms of exercise and other features of the warrants, see our Form 10-K.
Item 5. Other Information
(a) On October 28, 2025, the Company announced that Jeffrey K. Hunt had joined the Company and will assume the role of Vice President, Chief Accounting Officer, effective November 3, 2025. In this position, Mr. Hunt will serve as the Company’s principal accounting officer, succeeding Richard B. Barker, the Company’s Chief Financial Officer, who had assumed the responsibilities of principal accounting officer in August 2025.
Mr. Hunt, age 47, served as Chief Accounting Officer of Aris Water Solutions, a produced water handling and treatment company, when Aris Water Solutions was acquired by Western Midstream in October 2025. Before joining Aris Water Solutions, he served as Director of Accounting Policy at ConocoPhillips from January 2021 to March 2022. Prior to that, Mr. Hunt served in various accounting roles at Concho Resources from September 2014 to January 2021, including as Director, Technical Accounting and Special Projects, when Concho Resources was acquired by ConocoPhillips. Mr. Hunt started his career in the Assurance practice of Ernst & Young LLP. He holds a Bachelor of Science degree in Accounting and a Masters of Accountancy from Brigham Young University, and he is a licensed certified public accountant in the State of Texas.
In connection with Mr. Hunt’s appointment, the Compensation Committee of the Board of Directors of the Company approved the following elements of Mr. Hunt’s compensation package: (i) a base salary of $310,000 per year; and (ii) a one-time award of $100,000 aggregate value of time-vested restricted stock units under the Company’s long-term incentive plan, which will vest one-third per year over three years, commencing on the first anniversary of the grant date. In addition, Mr. Hunt will also be eligible to participate in the Noble Corporation plc Short Term Incentive Plan at an annual target award level of 50% percent of his base salary (for fiscal year 2025, the amount will be prorated based on the length of service during the fiscal year). Mr. Hunt will also be eligible to participate in all employee benefit plans and programs generally available to the Company’s US-based employees, including the Company’s medical plans and the 401(k) plan. Mr. Hunt will participate in the Company’s Change in Control Executive Severance Plan and be eligible for the Company’s Executive Severance Plan.
Mr. Hunt and the Company will also enter into the Company’s standard indemnity agreement for directors and officers. There are no material agreements, understandings, or arrangements between Mr. Hunt and any other person pursuant to which Mr. Hunt was selected to serve as the principal accounting officer of the Company. There are no family relationships between Mr. Hunt and any director or officer of the Company or any person nominated or chosen by the Company to become a director or executive officer, and there are no transactions in which Mr. Hunt has an interest that would require disclosure pursuant to Item 404(a) of Regulation S-K of the Exchange Act.
(b) Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our Ordinary Shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the three months ended September 30, 2025, no such plans or other arrangements were adopted, terminated, or modified.
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
Noble Corporation plc, a public limited company formed under the laws of England and Wales

/s/ Richard B. Barker	October 28, 2025
Richard B. Barker Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date