Form 10-K
period 2025-12-31
Noble Corp plc
filed 2026-02-12
CIK 1895262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 240.D-1(b). ☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2025, the aggregate market value of the registered shares of Noble Corporation plc held by non-affiliates was $3.4 billion based on the closing price of such shares on such date as reported on the New York Stock Exchange.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
Number of shares outstanding at February 6, 2026: Noble Corporation plc — 159,197,398

DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K will be incorporated by reference from the proxy statement for the 2026 Annual Meeting of Stockholders of Noble Corporation plc to be filed with the Securities and Exchange Commission.

Forward-Looking Statements
This Annual Report on Form 10-K (“Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements other than statements of historical facts included in this report or in the documents incorporated by reference are forward looking statements, including those regarding expected financial performance, revenues, expected utilization, fleet status, stacking of rigs, effects of new rigs on the market revenues, the impact of acquisitions or divestments, operating expenses, cash flows, contract status, tenders, terms and duration, dayrates, termination and extensions, contract backlog, the availability, delivery, mobilization, stacking or reactivation, contract commencement, relocation or other movement of rigs and the timing thereof, contract claims, capital expenditures, insurance maintenance and renewals, access to financing, rig demand, peak oil, the offshore drilling market, oil prices, production levels among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil and gas producing nations (together with OPEC, “OPEC+”), and any expectations we may have with respect thereto, our future financial position, business strategy, impairments, repayment of debt, credit ratings, liquidity, borrowings under any credit facilities or other instruments, sources of funds, cost inflation, planned acquisitions or divestitures of assets, governmental regulations and permitting, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, share repurchases, the impacts of sustainability matters; the outcome of tax disputes, assessments and settlements, and expense management, the outcome of any dispute, litigation, audit or investigation, plans, foreign currency requirements, results of joint ventures, general economic, market, including inflation and recessions, trends and outlook, general political conditions, including political tensions, conflicts and war, timing, benefits or results of acquisitions or dispositions, and timing for compliance with any new regulations. When used in this report or in the documents incorporated by reference, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “on track,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “shall,” “target,” “will,” and similar expressions are intended to be among the terms that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. Actual results may differ materially from any future results expressed or implied by such forward-looking statements and the expectations expressed in forward-looking statements are subject to a number of risks, uncertainties and assumptions, which include, but are not limited to: a decline in the price of oil or gas, reduced demand for oil and gas products and increased regulation of drilling and production, price competition and cyclicality in the offshore drilling industry, offshore rig supply, dayrates and demand for rigs, contract duration, renewal, terminations and repricing, national oil companies and governmental clients, contract backlog, customer and geographic concentration, operational hazards and risks, labor force unionization, labor interruptions and labor regulations, major natural disasters, catastrophic events, acts of war, terrorism or social unrest, pandemic, or other similar events, joint ventures as well as investments in associates, international operations and related mobilization and demobilization of rigs, operational interruptions, delays, upgrades, refurbishment and repair of rigs and any related delays and cost overruns or reduced payment of dayrates, impacts of inflation and changes in global trade policy, including tariffs and other trade restrictions, renewal of insurance, protection of sensitive information, operational technology systems and critical data, the ability to attract and retain skilled personnel or the increased cost in doing so, supplier capacity constraints or shortages in parts or equipment, supplier production disruptions, supplier quality and sourcing issues or price increases, future mergers, acquisitions or dispositions of businesses or assets or other strategic transactions, hurricanes and windstorm damage, responding to long-term changes in the energy mix, nonperformance of suppliers or third-party subcontractors, compliance with governmental laws and regulations, heightened attention to sustainability matters, including climate change and accountability for public statements about sustainability efforts, compliance with anti-bribery or anti-corruption, international trade laws and regulations, litigation, our ability to maintain effective disclosure controls and procedures and internal control over financial reporting, impairments on property and equipment, including rigs and related capital spares, operating and financial restrictions, and maintenance of covenants in our debt documents, tax disputes, or tax challenges as well as the “Risk Factors” referenced or described in Part I, Item 1A. “Risk Factors” of this Annual Report and in our other filings with the Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us. Future quarterly dividends and other shareholder returns will be subject to, amongst other things, approval by the Board of Directors and may be modified as market conditions dictate.

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
▪upgrades, refurbishment, operating, and maintenance costs of our rigs (including any associated tariffs) as well as related operational interruptions and delays in operations or access to funding;
▪inflation may adversely affect our operating results;
▪obtaining and maintaining insurance;
▪our and our service providers or other third parties’ failure to adequately protect sensitive information and operational technology systems and critical data;
▪our failure to attract and retain skilled personnel;
▪supplier capacity constraints or shortages in parts or equipment or price increases;
▪risks associated with future mergers, acquisitions, or dispositions of businesses or assets;
▪seasonal weather events and related windstorm damage or liabilities;
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
▪heightened attention to sustainability matters;
▪changes in, compliance with, or our failure to comply with certain laws and regulations;
▪violations of anti-bribery or anti-corruption laws;
▪compliance with complex laws and regulations governing international trade;
▪we are, or in the future could be, subject to litigation;
Financial, Tax, and Governance Risks
•we may record impairment charges on property and equipment;
•the 2023 Revolving Credit Agreement, the indentures for the 2030 Notes and the Diamond Second Lien Notes (each as defined herein), and future facilities may contain various restrictive covenants limiting the discretion of our management in accessing liquidity or operating our business;

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
•our structure as a holding company that is dependent upon cash flows from subsidiaries, joint ventures, and associates; and
•dilutive effects on shareholders, or impairment to our ability to raise capital for operations, from future equity sales and warrant exercises.
For a more complete discussion of the material risks facing our business, see Part I, Item 1A, “Risk Factors” below.

PART I
Item 1. Business.
Overview
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. We deliver our services through a high-specification fleet of floating and jackup rigs and the deployment of our drilling rigs in oil and gas basins around the world. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921. As of December 31, 2025, our fleet of 36 drilling rigs consisted of 25 floaters and 11 jackups.
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
References in this Annual Report on Form 10-K to “Noble,” the “Company,” “we,” “us,” and “our” refer collectively to Noble and its consolidated subsidiaries on and after the Diamond Closing Date, as applicable.
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
We typically provide contract drilling services under an individual contract on a dayrate basis. Each contract’s final terms and conditions are the result of negotiations with our customers or other counterparties, and many contracts are awarded through a competitive bidding process. The following terms generally describe the key aspects of our contracts:
•contract duration extending over a specific period of time or a period necessary to drill a defined number of wells;
•payment of compensation to us (generally in US dollars, although some customers or other counterparties, typically national oil companies, require a part of the compensation to be paid in local currency) on a “daywork” basis, so that we receive a fixed amount (unless the contract contains a performance-based component) for each day (“dayrate”) that the drilling unit is operating under contract (a lower rate or no compensation is payable during periods of equipment breakdown and repair, adverse weather, or in the event operations are interrupted by other conditions, some of which may be beyond our control);
•provisions permitting early termination of the contract by the customer or other counterparties (i) if the unit is lost or destroyed, (ii) if operations are suspended for a specified period of time due to breakdown of equipment or breach of contract, or (iii) for convenience with the payment of contractually specified termination amounts;
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
Under our drilling contracts, liability with respect to personnel and property is typically assigned on a “knock-for-knock” basis, which means that we and our customers or other counterparties assume liability for our respective personnel and property, generally irrespective of the fault or negligence of the party indemnified. In addition, our customers or other counterparties may indemnify us in certain instances for damage to our down-hole equipment and, in some cases, our subsea equipment. Also, we generally obtain a mutual waiver of consequential losses in our drilling contracts.
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
During periods of depressed market conditions, our customers or other counterparties may attempt to renegotiate or repudiate their contracts with us, although we seek to enforce our rights under our contracts. The renegotiation may include changes to key contract terms, such as pricing, termination, and risk allocation.
For a discussion of our backlog of commitments for contract drilling services, please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contract Drilling Services Backlog.”
Drilling Fleet
Noble is a leading offshore drilling contractor for the oil and gas industry. Noble owns and operates one of the most modern, versatile, and technically advanced fleets of mobile offshore drilling units in the offshore drilling industry. Noble provides, through its subsidiaries, contract drilling services with a fleet of 31 offshore drilling units, consisting of 25 floaters and 6 jackups at the date of this report, focused largely on ultra-deepwater and ultra-harsh environment drilling opportunities in both established and emerging regions worldwide. Each type of drilling rig is described further below. Several factors determine the type of unit most suitable for a particular job, the most significant of which include the water depth and the environment of the intended drilling location, whether the drilling is being done over a platform or other structure, and the intended well depth. At December 31, 2025, our fleet was operating in Africa, Far East Asia, the North Sea, Oceania, South America, and the United States Gulf of America (the “US Gulf”). Our fleet consists of the following types of mobile offshore drilling units:
Floaters. A drillship is a type of floating drilling unit that is based on the ship-based hull of the vessel and equipped with modern drilling equipment that gives it the capability of easily transitioning from various worldwide locations and carrying high capacities of equipment while being able to drill ultra-deepwater oil and gas wells in up to 12,000 feet of water. Drillships can stay directly over the drilling location without anchors in open seas using a dynamic positioning system (“DPS”), which coordinates position references from satellite signals and acoustic seabed transponders with the drillship's six to eight thrusters to keep the ship directly over the well that is being drilled. Drillships are selected to drill oil and gas wells for programs that require a high level of simultaneous operations, where drilling loads are expected to be high, or where there are occurrences of high ocean currents, where the drillship's hull shape is the most efficient. Noble's fleet consists of 17 drillships capable of water depths from 10,000 feet to 12,000 feet.
Semisubmersible drilling units are designed as a floating drilling platform incorporating one or several pontoon hulls, which are submerged in the water to lower the center of gravity and make this type of drilling unit exceptionally stable in the open sea. Semisubmersible drilling units are generally categorized in terms of the water depth in which they are capable of operating, from the mid-water range of 300 feet to 4,000 feet, the deepwater range of 4,000 feet to 7,500 feet, to the ultra-deepwater range of 7,500 feet to 12,000 feet as well as by their generation, or date of construction. This type of drilling unit typically exhibits excellent stability characteristics, providing a stable platform for drilling even in rough seas. Semisubmersible drilling units hold their position over the drilling location using either an anchored mooring system or a DPS and may be self-propelled. Noble’s fleet consists of 8 moored ultra-deepwater semisubmersible drilling units.
Jackups. Jackup drilling units are designed to provide drilling solutions in depths ranging from less than 100 feet to as deep as 500 feet of water with drilling hook loads up to 2,500,000 pounds. Jackup rigs can be used in open water exploration locations, as well as over fixed, bottom-supported platforms. A jackup drilling unit is a towed mobile vessel consisting of a floating hull equipped with three or four legs, which are lowered to the seabed at the drilling location. The hull is then elevated out of the water by the jacking system using the legs to support the weight of the hull and drilling equipment against the seabed. Once the hull is elevated to the desired level, or “jacked up”, the drilling package can be extended out over an existing production platform or the open water location and drilling can commence. Noble’s fleet of 6 jackups consists of high-specification units capable of drilling in up to 500 feet of water.
The following table presents certain information concerning our offshore fleet at February 12, 2026. We own and operate all of the units included in the table. The table excludes certain rigs currently operating under a bareboat charter agreement.

Name	Make	Year Built	Water Depth Rating (feet) (1)	Drilling Depth Capacity (feet)	Location	Status (2)
Floaters—25
Drillships—17
Noble Bob Douglas	GustoMSC P10000	2013	12,000	40,000	Guyana	Active
Noble Don Taylor	GustoMSC P10000	2013	12,000	40,000	Guyana	Active
Noble Faye Kozack	Samsung 96000	2013	12,000	40,000	Brazil	Active
Noble Gerry de Souza	Samsung 120000 Double Hull	2011	12,000	40,000	Nigeria	Active
Noble Globetrotter I	Globetrotter Class	2011	10,000	30,000	Bulgaria	Active
Noble Globetrotter II	Globetrotter Class	2013	10,000	30,000	US Gulf	Held for sale
Noble Sam Croft	GustoMSC P10000	2014	12,000	40,000	Guyana	Active
Noble Stanley Lafosse	Samsung 96000	2014	12,000	40,000	US Gulf	Active
Noble Tom Madden	GustoMSC P10000	2014	12,000	40,000	Guyana	Active
Noble Valiant	Samsung 96000	2014	12,000	40,000	Suriname	Active
Noble Venturer	Samsung 96000	2014	12,000	40,000	Ghana	Active
Noble Viking	Samsung 96000	2014	12,000	40,000	Philippines	Active
Noble Voyager	Samsung 96000	2015	12,000	40,000	US Gulf	Active
Noble BlackRhino	Gusto P10000	2014	12,000	40,000	US Gulf	Active
Noble BlackHawk	Gusto P10000	2014	12,000	40,000	US Gulf	Active
Noble BlackHornet	Gusto P10000	2014	12,000	40,000	US Gulf	Active
Noble BlackLion	Gusto P10000	2015	12,000	40,000	US Gulf	Active
Semisubmersibles—8
Noble Deliverer	DSS21-DPS2	2010	10,000	40,000	Malaysia	Available
Noble Developer	DSS21-DPS2	2009	10,000	40,000	Suriname	Active
Noble Discoverer	DSS21-DPS2	2009	10,000	40,000	Colombia	Active
Noble Patriot	Bingo 3000	1983	1,500	20,000	UK	Active
Ocean Apex	Enhanced Victory	1976/2014	6,000	30,000	Australia	Available
Noble Courage	F&G ExD Millennium	2009	10,000	40,000	Brazil	Active
Noble Endeavor	Enhanced Victory	1975/2006	10,000	35,000	South America	Active
Ocean GreatWhite	Moss CS-60E	2016	10,000	35,000	Norway	Active
Independent Leg Cantilevered Jackups—6
Harsh environment—1
Noble Resolve	MCS CJ50-X100 MC	2009	350	30,000	Spain	Held for sale
Ultra-harsh environment—5
Noble Innovator	MCS CJ70-150MC	2003	492	30,000	UK	Active
Noble Integrator	MCS CJ70-X150 MD	2015	492	40,000	Norway	Active
Noble Interceptor	MCS CJ70-X150 MD	2014	492	40,000	Norway	Active
Noble Intrepid	MCS CJ70-X150 MD	2014	492	40,000	UK	Active
Noble Invincible	MCS CJ70-X150 MD	2016	492	40,000	Norway	Active

(1)    Rated water depth for drillships and semisubmersibles reflects the maximum water depth for which a floating rig has been designed for drilling operations.
(2)    Rigs listed as “active” are operating, preparing to operate, or under contract; rigs listed as “available” are actively seeking contracts and may include those that are idle or warm stacked.
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
We maintain a global operational presence and compete in many of the major offshore oil and gas basins worldwide with a primary focus on the deepwater and ultra-deepwater floater market and ultra-harsh environment jackup market. All our drilling rigs are mobile, and we may reposition our drilling rigs among regions for a variety of reasons, including in response to customer requirements. We compete in both the floating and ultra-harsh jackup rig markets, each of which may have different supply and demand dynamics at a given period in time or in different regions.
We have one of the youngest and highest specification fleets of global scale in the industry, with diversification across geographic regions and customers. The Company has a track record of industry-leading utilization, coupled with a commitment to best-in-class safety performance and customer satisfaction. We strive to be a leader in industry innovation and first-mover in sustainability.
The offshore drilling industry has historically experienced significant volatility and change. In recent years, however, oil prices have generally remained at levels that are supportive of offshore exploration and development activity and global rig demand recovered to eclipse pre-pandemic levels, albeit with a steady downtrend since 2022 post-pandemic highs. Spot prices for Brent crude have recently settled in the mid to high $60s per barrel during early 2026 compared to an average price of $68 per barrel during 2025. Current demand and utilization levels are supported by the combination of the outlook for longer-term commodity prices, heightened focus on energy security, the capital intensity of depletion replacement, and relative attractiveness of offshore plays with respect to both cost and carbon emissions. The increase in global rig demand since 2021 has had a positive impact on dayrates for most rig classes, although dayrates have decreased moderately since recent highs during 2023 and 2024.
The global rig supply has come down from historic highs as Noble and other offshore drilling contractors have retired less capable and idle assets. Concurrently, the incoming supply of newbuild offshore drilling rigs has diminished materially, with very few newbuild rigs now remaining stranded in shipyards.
Although the market outlook in our business varies by geographical region and water depth and, despite recent downward pressure on the price of oil, we remain encouraged by the long-term outlook in the ultra-deepwater floater market. Our customers continue to focus on our highest specification floaters, which represents the majority of our floater fleet. Assuming current market fundamentals, continued customer prioritization towards these highest specification floaters could result in lower utilization for our lower specification drillships and our semi-submersibles. Demand for midwater semisubmersibles is primarily driven by brownfield activity in mature basins, especially in Northwest Europe, South America, and the Asia Pacific regions, where a generally stable level of baseload demand is supported by infield drilling and plug and abandonment requirements. Our ultra-harsh environment jackups operating in Norway and the UK experienced less cyclical improvement than the floater fleet during 2022-2024, but have recently begun to realize improving utilization.
While we remain encouraged about overall long-term rig demand, as evidenced by recent multi-year, multi-rig contracts that we have booked into backlog, the near-term outlook for both floaters and jackups over the next several quarters continues to present lingering utilization headwinds compared to 2023-2024 levels. Furthermore, economic uncertainty and lower commodity prices arising from recent trade policy and tariffs, compounded with OPEC’s stated intent to increase oil production, collectively present a potential for additional demand risk for offshore rigs in the near term.

Across the broader offshore drilling market, recent contract awards and open tenders show an increasing proportion of multi-year contracts, although a significant number of shorter-term commitments continue to be fixed as well. Longer-term contracts can generally provide economic efficiencies by reducing the number of rig contract start-ups, both with different customers and among different regions, which is expected to reduce incremental resources and costs. On the other hand, certain multi-year contracts that are scheduled to commence a year or more into the future can present near-term utilization inefficiency due to challenges with filling interim availability on the assets.
The energy transition from hydrocarbons to renewables poses a challenge to the oil and gas sector and our market. Energy rebalancing trends sharply accelerated over the past decade as evidenced by promulgated or proposed government policies and commitments by many of our customers to further invest in sustainable energy sources, although this trend has moderated or even reversed in certain jurisdictions in more recent years with shifting political priorities. Our industry could be further challenged as resource holders and policy makers continue to evaluate and calibrate strategies and capital flows to address global energy needs. Ultimately, however, there continues to be a global dependence on products made from hydrocarbons and on the combustion of hydrocarbons to provide reliable and affordable energy. Low-cost and low-emission barrels are expected to be the most attractive conventional source to meet energy needs both currently and in the future. Global energy demand is predicted to increase over the coming decades, and we expect that offshore oil and gas will continue to play an important and lasting role in meeting this demand.
Significant Customers
During the three years ended December 31, 2025, we principally conducted our contract drilling operations in Africa, Far East Asia, the North Sea, Oceania, South America, and the US Gulf. The following table sets forth revenues from our customers as a percentage of our consolidated operating revenues:

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Exxon Mobil Corporation (“ExxonMobil”)	19.7%	22.1%	24.5%
BP	13.2%	(1)	(1)
Petrobras	12.5%	(1)	(1)
TotalEnergies	(1)	(1)	10.5%
Shell plc	(1)	12.3%	13.6%
(1) Amount was less than 10% for the year presented.
No other customer accounted for more than 10% of our consolidated operating revenues in 2025, 2024, or 2023.
Human Capital
At December 31, 2025, we had approximately 4,500 employees, excluding approximately 1,400 persons we engaged through labor contractors or agencies. Approximately 77% percent of our workforce is located offshore. Certain of our employees and contractors in international markets, such as Norway and Denmark, are represented by labor unions and work under collective bargaining or similar agreements, which are subject to periodic renegotiation, and we consider our employee relations to be satisfactory.
For additional information, please read Part I, Item 1A, “Risk Factors—Risks Related to Our Business and Operations—Unionization efforts, labor interruptions, and labor regulations could have a material adverse effect on our operations.”
Safety and Environmental Stewardship. Noble is committed to operating with excellent health, safety, and environmental (“HSE”) performance as an integral part of our business strategy, adding value for employees, customers, and shareholders. All personnel, regardless of job or position onboard our vessels or at any Noble facility, has the authorization and obligation to immediately stop any unsafe act, practice, or job that poses an unaddressed or unreasonable risk to people or the environment.
Our pursuit of exceptional HSE performance begins with our strong corporate culture that prioritizes proactive risk management, compliance with standards, and continuous improvement. This commitment is reinforced through Noble Peak, our safety philosophy focused on building capacity for safe work, learning from everyday operations, and fostering resilience. Noble Peak emphasizes mindset, skillset, and toolset—empowering teams to adapt, communicate, and learn continually—because safety is not just the absence of incidents, but the presence of defenses and capabilities.
To strengthen how we think about risk, Noble is moving beyond traditional lagging indicators such as IADC TRIR and LTIR. These legacy metrics often focus on frequency rather than severity, which can obscure the true risk profile of our operations. Our Potential Consequence Severity Index (“PCSI”) addresses this gap by weighting events based on both actual and potential consequences. This approach helps ensure that serious hazards and high-risk exposures receive the attention they deserve—even when no injury occurs. PCSI is intended to drive proactive learning and prioritization, helping us focus on eliminating life-altering risks and building resilience rather than simply counting incidents.
Training and Continuing Education. We place considerable value on the training and development of our employees. Accordingly, we conduct formal and informal meetings with employees, regular executive-led podcasts, issue periodic publications of Company activities and other matters of interest to the Company’s OneNoble app, and offer a variety of training, including in-house through NobleAdvances, our state-of-the-art training facility in Texas. Noble has learned that technical skills are not enough to keep pace in our fast-changing offshore environments. NobleAdvances allows us to deliver scenario-based drilling and marine training with a strong focus on communication, biases, and emergency decision making. This approach is designed to enable Noble employees to execute our procedures effectively and solve complex technical problems in challenging offshore conditions.
Government Regulation
Our operations are subject to federal, state, and local laws and regulations in the U.S. and other jurisdictions where we operate, including those relating to drilling services, exploration, development, and production, and other activities in the oil and gas industry, international maritime standards, worker health and safety, taxation, import and export, corruption, sanctions, trade, labor and employment, data privacy and security, and environmental protection. Compliance with these laws has in the past and may continue to require significant expenditures and operating costs.
In particular, environmental laws and regulations regarding emissions (including greenhouse gases and methane), water discharges, wastewater and stormwater management, chemical handling and storage, hazardous and non-hazardous waste generation and disposal, endangered species and habitat protection, noise and dust, site remediation, and spill prevention and response require ongoing attention and resources to support compliance. Changes in standards or enforcement priorities can increase our cost of doing business and affect utilization and margins. Similarly, environmental non‑compliance incidents could expose us to investigations, administrative orders, civil or criminal penalties, natural resource damages, remediation and restoration obligations, and third‑party claims for property damage, personal injury, or business interruption, as well as strict, joint, and several liability, which can result in liability without regard to fault.
In addition, obtaining and maintaining environmental permits can be time‑consuming and costly, and permitting or regulatory challenges can delay, restrict, or halt our operations or those of our customers. More stringent regulations or heightened enforcement may require us to curtail activities in certain locations, suspend or relocate equipment, or incur incremental operating and capital costs, and may also adversely affect the demand for our services if our customers reduce or defer drilling activity to address their own compliance burdens.
There is also ongoing attention concerning the global climate. Various regulators have proposed or adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States and abroad, including, among other things, certain offshore activities relating to oil and gas production. Emerging climate-related policies and market expectations, including greenhouse gas reporting and reduction programs, carbon pricing mechanisms, restrictions on flaring and venting, electrification requirements, and supply chain emissions goals set by our customers, could increase our costs, require additional disclosures and internal controls, or necessitate investments in lower‑emissions technologies and alternative power solutions for our rigs and facilities. Collectively, these factors could adversely affect our revenues, profitability, and returns on invested capital. More information on these and related risks can be found in our discussion in Part I, Item 1A, “Risk Factors” below.
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
Our website address is http://www.noblecorp.com. Investors should also note that we announce material financial information in SEC filings, press releases, and public conference calls. Based on guidance from the SEC, we may use the investor relations section of our website to communicate with our investors. It is possible that the financial and other information (including fleet status reports) posted there could be deemed to be material information. Noble may also use social media channels including, but not limited to, Noble's accounts on LinkedIn, Facebook, Instagram, and X, to communicate with investors and the public about its business, services, and other matters, and those communications could be deemed to be material information. Documents and information on our website or our social media channels are not incorporated by reference herein.

Item 1A. Risk Factors.
You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K. Each of these risk factors could affect our business, operating results, and financial condition as well as affect an investment in our shares. The disclosures in this section reflect our beliefs and opinions as to factors that could materially and adversely affect us in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past.
Risks Related to Our Business and Operations
Our business depends on the level of activity in the oil and gas industry. Adverse developments affecting the industry, including a decline in the price of oil or gas, reduced demand for oil and gas products, and increased regulation of drilling and production, have in the past had, and may in the future have, a material adverse effect on our business, financial condition, and results of operations.
Demand for drilling services depends on a variety of economic and political factors and the level of activity in offshore oil and gas exploration, development, and production markets around the world. The price of oil and gas and market anticipation of potential changes in the price significantly affect this level of activity as well as dayrates that we can charge customers for our services. Crude oil prices remain volatile; for example, Brent crude reached a low of $9.12 in 2020 and a 5-year high of $133.18 in 2022.
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
▪potential acceleration in the investment, development, price, and availability of alternative fuels or energy sources;
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
▪the political environment of oil-producing countries or regions, including uncertainty or instability resulting from civil disorder, geopolitical instability, border disputes, or an outbreak or escalation of armed hostilities or acts of war or terrorism, such as the conflict between Russia and Ukraine, Middle East conflicts, and Venezuela related conflicts, and their respective regional and global ramifications; and
▪the laws, regulations, and policies of governments regarding exploration and development of their oil and gas reserves or speculation regarding future laws or regulations.
Adverse developments affecting the industry as a result of factors such as those listed above, including a decline in the price of oil and gas from their current levels or the failure of the price of oil and gas to consistently remain at or above a level that encourages our customers to expand their capital spending, the inability of our customers to access capital on economically advantageous terms, including as a result of the heightened focus on climate change by investors and regulators, a global recession, reduced demand for oil and gas products, or a perception that the demand for hydrocarbons will significantly decrease, increased supply due to the development of new onshore drilling and production technologies, and increased regulation of drilling and production, particularly if several developments were to occur in a short period of time, would have a material adverse effect on our business, financial condition, and results of operations. However, increases in near-term commodity prices do not necessarily translate into increased offshore drilling activity because customers’ expectations of longer-term future commodity prices and expectations regarding future demand for hydrocarbons typically have a greater impact on demand for our rigs. The level of oil and gas prices has had, and may in the future have, a material effect on demand for our services, and future declines in prices would likely have a material adverse effect on our business, results of operations, and financial condition.
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
Contracts with national oil companies are often non-negotiable and may expose us to greater commercial, political, and operational risks than we assume in other contracts, such as exposure to materially greater environmental liability and other claims for damages (including consequential damages) and personal injury related to our operations, or the risk that the contract may be terminated by our customer without cause on short-term notice, contractually or by governmental action, under certain conditions that may not provide us an early termination payment, or may otherwise provide collection risks, and political risks. In addition, our ability to resolve disputes or enforce contractual provisions may be negatively impacted under these contracts. We can provide no assurance that the increased risk exposure will not have an adverse impact on our future operations or that we will not increase the number of rigs contracted to national oil companies with additional contractual risks.
Our current backlog of contract drilling revenue may not be ultimately realized.
Generally, contract backlog only includes future revenues under signed drilling contracts. We may not be able to perform under these contracts as a result of operational or other breaches or due to events beyond our control, and we may not ultimately execute a definitive agreement in cases where one does not currently exist. Moreover, we can provide no assurance that our customers will be able or willing to fulfill their contractual commitments to us or that they will not seek to renegotiate or repudiate their contracts or, for certain customers, reallocate term among contracted rigs, especially during an industry downturn. The terms of some of our drilling contracts permit the customer to terminate the contract after specified notice periods by tendering contractually specified termination amounts or, in certain cases, without any payment. In estimating backlog, we make certain assumptions about applicable dayrates under our longer-term contracts which have dayrate adjustment mechanisms (like certain of our contracts with ExxonMobil, AkerBP, and Petrobras) or performance-based components (like certain of our contracts with Shell plc and TotalEnergies). In addition, from time to time, we may report anticipated commitments under letters of intent or awards for which definitive agreements have not yet been, but are expected to be, signed. We cannot assure you that actual results will mirror these assumptions. Our inability to perform under our contractual obligations or execute definitive agreements, our customers’ inability or unwillingness to fulfill their contractual commitments to us, including as a result of contract repudiations or our decision to accept less favorable terms on our drilling contracts, or the failure of actual results to reflect the assumptions we use to estimate backlog for certain contracts, could have a material adverse effect on our business, financial condition, and results of operations.
A substantial portion of our business is dependent on several of our customers as well as dependent on several geographic areas and the disruption of business with any of these customers or disruption of business within these geographic areas could have a material adverse effect on our financial condition and results of operations.
Any concentration of customers increases the risks associated with any possible termination or nonperformance of drilling contracts, failure to renew contracts or award new contracts, or reduction of their drilling programs. In addition, the concentration of operations within a geographic area increases the impact of terrorism, piracy, or political or social unrest, changes in local laws and regulations, as well as severe weather events, should they occur within an area of concentration. As of December 31, 2025, ExxonMobil, Shell plc, BP, and TotalEnergies represented approximately 23.7%, 19.5%, 16.2%, and 12.6% of our contract backlog, respectively, and operations within the US Gulf, Guyana, Suriname, and the North Sea accounted for approximately 35.3%, 23.7%, 12.9%, and 11.4% of our contract backlog, respectively. ExxonMobil, BP, and Petrobras accounted for approximately 19.7%, 13.2%, and 12.5% respectively, of our consolidated operating revenues for the year ended December 31, 2025, and operations in the US Gulf, Guyana, and the North Sea accounted for approximately 27.1%, 19.7%, and 16.9%, respectively, of our consolidated operating revenues for the year ended December 31, 2025. This concentration of customers increases the risks associated with any possible termination or nonperformance of contracts in addition to our exposure to credit risk. If any of these customers were to terminate or fail to perform their obligations under their contracts and we were not able to find other customers for the affected drilling units promptly, our financial condition and results of operations could be materially adversely affected. If we were forced to cease drilling operations in any of these regions for any reason and we were not able to redeploy to other regions promptly, our financial condition and results of operations could be materially adversely affected.
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
Certain of our employees and contractors in international markets, such as Australia, certain African countries, Brazil, Norway, Denmark, and the United Kingdom, are represented by labor unions and work under collective bargaining or similar agreements, which are subject to periodic renegotiation, and efforts may be made from time to time to unionize other portions of our workforce. Although we have not experienced any labor disruptions, strikes, or other forms of labor unrest in connection with our personnel, there can be no assurance that labor disruptions by employees and contractors will not occur in the future. Further, unionized employees of third parties on whom we rely may be involved in labor disruptions, strikes, or other forms of labor unrest, causing operational disruptions. Such actions could result in the occurrence of additional costs, as well as limitations on our ability to operate or provide services to our customers, which may materially adversely affect our business, financial condition, and results of operations. In addition strikes may occur in connection with annual salary negotiations with respect to unionized employees or contractors. If future labor strikes force us to shut down any of our operations, such interruption in operations could materially adversely affect our business, financial condition, and results of operations. Additionally, from time to time, legislation remains pending in the US Congress that could encourage additional unionization efforts in the United States, as well as increase the chances that such efforts succeed. Changes in the majority control of Congress may make passage on such legislation more likely. Additional unionization efforts, if successful, could materially increase our labor costs and operating restrictions.
A major natural disaster, catastrophic event, acts of war, terrorism, social unrest, pandemic, or other similar event could have a materially adverse effect on our business, financial condition, and results of operations, or have other adverse consequences.
Our business, financial condition, results of operations, access to capital markets, and borrowing costs may be adversely affected by a major natural disaster or catastrophic event, including civil unrest, geopolitical instability, war, terrorist attacks, pandemics, significantly altered weather conditions, or other (actual or threatened) public health emergencies such as the COVID-19 outbreak, or other events beyond our control, and measures taken in response thereto.
Acts of terrorism and social unrest, brought about by world political events or otherwise, such as the conflict between Russia and Ukraine, Middle East conflicts, and the Venezuela conflicts, and their respective regional and global ramifications, have caused instability in the world’s financial and insurance markets in the past and may occur in the future. Such acts could be directed against companies such as ours. In addition, acts of terrorism, piracy, and social unrest could lead to increased volatility in prices for crude oil and natural gas and could affect the markets for drilling services. Insurance premiums could increase and coverage may be unavailable in the future.
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
Public health emergencies have created and may in the future create, significant volatility and uncertainty and economic and financial market disruption. Governmental authorities implemented, and may implement in the future, numerous measures attempting to contain and mitigate the effects of pandemics and outbreaks, including travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. Due to travel restrictions and mandatory quarantine measures, we experienced, and may in the future experience again, increased difficulties, delays, and expenses in moving our personnel to and from our operating locations. We may be unable to pass these increased expenses to our customers. Further, we have previously, and may in the future have to, temporarily shut down operations of one or more of our rigs if there is a pandemic, outbreak, or other public health emergency or vacancies of essential positions due to related infections, which could have a material negative impact on our business, financial condition, and results of operations. Additionally, disruptions to the ability of our suppliers, manufacturers, and service providers to supply labor, parts, equipment, or services in the jurisdictions in which we operate, whether as a result of government actions, labor shortages, travel restrictions, the inability to source labor, parts, or equipment from affected locations, or other effects related to pandemics, outbreaks, or other public health emergencies, have increased our operating costs and the risk of rig downtime, and negatively impacted our ability to meet commitments to customers and may do so in the future.
Additionally, many scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere and climate change may produce significant physical effects on weather conditions, such as increased frequency and severity of droughts, storms, floods, and other climatic events. If any such effects were to occur, they could adversely affect or delay demand for the oil or natural gas produced or cause us to incur significant costs in preparing for or responding to the effects of climatic events themselves. Potential adverse effects could include disruption of our and our customers’ operations, including, for example, damages to our facilities from winds or floods, increases in our costs of operation, or reductions in the efficiency of our operations, impacts on our personnel, supply chain, or distribution chain, as well as potentially increased costs for insurance coverages in the aftermath of such effects. Any of these events could have an adverse effect on our assets and operations.
We face risks associated with our participation in certain joint ventures as well as investments in associates.
We have made investments in certain joint ventures as well as investments in associates. Such investments are often entered into to satisfy local requirements, including local content requirements, in certain jurisdictions and the terms of the investment agreements vary depending on the counterparty and jurisdiction involved. For example, we currently have joint ventures with local owners or partners that were entered into in the ordinary course of business to satisfy local content requirements in certain African countries, countries in the Middle East, Mexico, and other applicable jurisdictions in which we operate. Investments in joint ventures or associates over which we have partial or joint control are subject to the risk that the other owners or partners in such joint venture or associate, who may have different business or investment strategies compared to ours or with whom we may have a disagreement or dispute, may have the ability to block business, financial, or management decisions (such as the decision to distribute dividends or appoint members of management) which may be crucial to the success of our investment in the joint venture or associate, or could otherwise implement initiatives which may be contrary to our interests. In addition, such joint venture owners or partners may be unable, or unwilling, to fulfill their obligations under the relevant agreements (for example, by not contributing working capital or other resources), or may experience financial, operational, or other difficulties that may adversely impact our investment in a particular joint venture or associate. In addition, such joint venture owners or associates may lack sufficient controls and procedures which could expose us to risk. If any of the foregoing were to occur, such occurrence could materially adversely affect our business, financial condition, and results of operations.
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
▪other forms of government regulation and economic conditions that may effectively preclude us from engaging in business activities in certain countries (including newly amended regulations covering countries where we currently operate or where we may wish to operate in the future) are beyond our control and create operational uncertainty;
▪corruption, payment of bribes to government officials, money laundering, or kleptocracy (i.e., political corruption in which the government seeks personal gain and status at the expense of the governed); and
▪terrorism, piracy, civil, or international disturbances or conflict, such as the conflict between Russia and Ukraine, Middle East conflicts, and the Venezuela conflicts, and their respective regional and global ramifications.
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
Our ability to do business in a number of jurisdictions is subject to maintaining required licenses and permits and complying with applicable laws and regulations. For example, all of our drilling units are subject to regulatory requirements of the flag state, the country where a drilling unit is registered. The applicable flag state requirements are consistent with international maritime standards. In addition, each of our drilling units must be assessed by a classification society, which conducts surveys and reviews for physical and operational compliance with the rules of the classification society and the requirements of the flag state, signifying that such drilling rig has been constructed, maintained, crewed, and operated in accordance with the rules of the classification society and complies with applicable rules and regulations of the flag state (also referred to as being “in-class”). If any drilling unit is deemed or otherwise found to be “out of class”, it will no longer be permitted to operate, certain contractual obligations will be voided, canceled, or withdrawn (e.g., drilling contracts, insurance contracts, etc.), and the unit will be prohibited from entering the waters of most countries.
Jurisdictions where we operate may attempt to increase or impose requirements for our drilling units to operate in such jurisdiction, such as certain local ownership or content requirements or registration under the flag of that jurisdiction, or similar measures, resulting in our inability or loss of capacity to operate in a country imposing such requirements or measures.
Any such inability to carry on operations in jurisdictions where we operate or desire to operate, or our failure to comply with any other laws and regulations of the countries where we operate, could have a material adverse effect on our results of operations. Some governments favor or effectively require the awarding of drilling contracts to local contractors, require use of a local agent, require partial local ownership, or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. In addition, some governments frequently intervene in their economy and occasionally make significant changes in policy and regulations. An example is the Brazilian government's actions to control inflation and other policies and regulations which have often involved, among other measures, changes in interest rates, changes in tax policies, changes in legislation, wage controls, price controls, currency devaluations, capital controls, and limits on imports of goods and services. These practices have, and may adversely affect, our ability to compete and our results of operations.
In addition, the offshore drilling industry is a global market requiring flexibility for rigs, depending on their technical capability, to relocate and operate in various environments and jurisdictions, moving from one area to another. The mobilization of rigs is expensive and time-consuming, and can be impacted by several factors including, but not limited to, governmental regulation and customs practices, availability of tugs and tow vessels, weather, currents, political instability, civil unrest, and military actions, such as the conflict between Russia and Ukraine, Middle East conflicts, and the Venezuela conflicts, and their respective regional and global ramifications, and rigs may as a result become stranded. Some jurisdictions enforce strict technical requirements on the rigs requiring substantial physical modification to the rigs before they can be utilized. Such modifications may require significant capital expenditures and, as a result, may limit the use of the rigs in those jurisdictions in the future. In addition, mobilization carries the risk of damage to the rig. Failure to mobilize a rig in accordance with the deadlines set by a specific customer contract could result in a loss of compensation, liquidated damages, or the cancellation or termination of the contract. In some cases, we may not be paid for the time that a rig is out of service during mobilization. In addition, in the hope of securing future contracts, we may choose to mobilize a rig to another geographic market without a customer contract in place. If no customer contracts are obtained, we would be required to absorb these costs. Mobilization and relocating activities could, therefore, have a material adverse effect on our business, financial condition, and results of operations.
Operating and maintenance costs of our rigs may be significant and may not correspond to revenue earned.
Our operating expenses and maintenance costs depend on a variety of factors, including crew costs, costs of provisions, equipment, insurance, maintenance and repairs, shipyard costs, supply chain disruptions, tariffs, and inflation, many of which are beyond our control. Our total operating costs are generally related to the number of drilling rigs in operation and the cost level in each country or region where such drilling rigs are located. Equipment maintenance costs fluctuate depending upon the type of activity that the drilling rig is performing, the age and condition of the equipment, and the timing of the drilling rig special periodic surveys. While operating revenues may fluctuate as a function of changes in dayrate, costs for operating a rig may not be proportional to the dayrate received and may vary based on a variety of factors, including the scope and length of required or customer-requested rig preparations and the duration of the contractual period over which such expenditures are amortized. Any investments in our rigs may not result in an increased dayrate for, or income from, such rigs. A disproportionate change in the amount of operating and maintenance costs in comparison to dayrates could have a material adverse effect on our business, financial condition, and results of operations.
Inflation may adversely affect our operating results.
Inflationary factors such as increases in labor costs, material costs, changes in tariff and sanctions regimes, and overhead costs may adversely affect our operating results and cash flows. We have continued to experience increases in the cost of labor and materials, and inflationary pressures may continue into 2026. These factors may have an adverse effect on our ability to maintain current levels of gross margin and general and administrative expenses as a percentage of total revenue if our dayrates do not sufficiently increase to cover these increased costs, as well as result in increases in our capital expenditures. For instance, tariffs have been recently proposed and/or instituted on imports to the United States, together with other regulations affecting trade between the United States and countries in which we conduct business and source components. A number of other nations have, in response, imposed, or threatened to impose, reciprocal tariffs on imports from the United States as well as certain other trade restrictions. In the event that the above measures and any related retaliatory tariffs were to be imposed for prolonged periods of time, this could increase the cost of components and raw materials in our supply chain and, consequently, our costs. Most of our contracts have dayrates that are fixed over the contract term. While some of our long-term contracts contain rate adjustment provisions, they can be based on market fluctuations rather than cost increases. To the extent a drilling contract provides for escalations attributable to inflation in our costs, those adjustments will lag the impact of inflationary pressures and may not reflect the full impact to us of any cost inflation. As drilling contracts with such provisions expire or are terminated, there can be no assurance that future drilling contracts will contain similar provisions, which may reduce our margins in inflationary environments. In addition, inflation is often, and has recently been, accompanied by higher interest rates. Such higher interest rates may affect our ability to enter into future traditional debt financing, as high inflation may result in an increase in the cost to borrow. Future increases in interest rates may negatively impact our cost of capital and ability to access capital markets.
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
Several of these factors have been exacerbated by global supply chain disruptions, the conflict between Russia and Ukraine, Middle East conflicts, and the Venezuela conflicts, labor strikes at critical points in a supply chain, and their respective regional and global ramifications. If a delay of commencement of operations, or interruption of operations, exceeds a determined period, our customers may have the right to pay a rate that is significantly lower than the waiting rate for a period of time, may be entitled to liquidated damages, and may have a right to terminate the drilling contracts related to the subject rig. Suspension of drilling contract payments, payment of liquidated damages, prolonged payment of reduced rates, or termination of any drilling contract as a result of an interruption of operations could materially adversely affect our business, financial condition, and results of operations.
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
Although we maintain insurance in the geographic areas in which we operate, pollution, reservoir damage, and environmental risks generally are not fully insurable. Our insurance policies may not adequately cover our losses or may have exclusions of coverage for some losses. We do not have insurance coverage for all risk exposures. For example, we carry no loss of hire insurance for any rigs in our fleet. In addition, our insurance may not cover losses associated with pandemics. Furthermore, the damage sustained to offshore oil and gas assets in the United States as a result of hurricanes has negatively impacted certain aspects of the energy insurance market, resulting in more restrictive and expensive coverage for US named windstorm perils due to the price or lack of availability of coverage. Accordingly, we have primarily self-insured the rigs in the US Gulf for property damage resulting from named windstorm perils, and only have windstorm third-party liability coverage for all rigs, subject to certain limits. We may, in the future, be unable to purchase named windstorm coverage for some or all of the rigs operating in the US Gulf.
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

Our failure, or the failure of our service providers or other third parties, to adequately protect our sensitive information, operational technology systems, and critical data could have a material adverse effect on our business, results of operations, and financial condition.
Our day-to-day operations increasingly depend on information and operational technology systems that we manage, and other systems that third parties, such as our service providers, vendors, and equipment providers, manage, including critical systems on our drilling units. Many of these systems are interconnected, and certain third parties may have direct or indirect access to our systems or data in connection with providing services to us. These systems are subject to risks associated with growing and evolving cyber incidents or attacks or other disruptions. These risks include, but may not be limited to, human error, power outages, computer and telecommunication failures, natural disasters, fraud or malice, social engineering or phishing attacks, viruses or malware, and other cyber incidents or attacks, such as denial-of-service or ransomware attacks, including attacks that leverage artificial intelligence. Entities or groups, including cybercriminals, competitors, and nation state actors, have mounted cyber-attacks on businesses and other organizations to disable or disrupt computer systems, impair operational capabilities, cause downtime, and, in some cases, steal data. In addition, the United States government has issued public warnings that indicate energy assets and companies engaging in significant transactions, such as acquisitions, might be specific targets of cyber security threats. Geopolitical tensions or conflicts and broader societal or technological developments may increase the frequency, sophistication, or severity of cyber security threats, and the evolving use of advanced technologies by threat actors, including the increased adoption of artificial intelligence technologies, may further heighten these threats. As threat actors adopt and deploy AI tools, the speed and sophistication of cyber threats and privacy risks may increase across our environment and those of our vendors and suppliers. As we and/or our service providers plan or work to integrate AI-enabled tools, those tools may be targeted or misused in ways that compromise data or enable harmful outputs.
Also, many of our employees may have a hybrid work schedule. This opens additional avenues of cyber threats such as social engineering, remote access abuse, and home network exposure. We mitigate these risks with enterprise access controls, device hardening standards, and ongoing employee security awareness training. Due to the nature of cyber incidents and attacks, such events affecting our systems or the services or equipment used by our service or equipment providers could go undetected for a prolonged period of time, and the full nature and scope of any potential harm may not be immediately apparent. A cyber incident or attack may result in legal claims or proceedings against us by our shareholders, employees, customers, vendors, or other persons, regulatory inquiries by governmental authorities in the United States and internationally, and could have a material adverse effect on our business, results of operations, or financial condition.
A significant cyber incident or attack, whether affecting our systems or the critical systems or equipment of third parties on whom we rely, could disrupt our operations and result in downtime, loss of revenue, harm to the Company's reputation, or the loss, theft, corruption, or unauthorized disclosure of our sensitive information and critical data, or information and data of those with whom we do business, as well as result in higher costs to correct and remedy the effects of such incidents, including potential extortion, unforeseen payments associated with ransomware, or ransom demands. Such incidents could also result in regulatory investigations or enforcement actions, litigation (including class action litigation), contractual liabilities, fines, or penalties. If our, or our service or equipment providers’, safeguards maintained for protecting against cyber incidents and attacks prove to be insufficient, and an incident were to occur, it could have a material adverse effect on our business, financial condition, reputation, and results of operations. Additionally, it may be difficult to determine the best way to investigate, mitigate, contain, and remediate the harm caused by a cyber incident or attack. Such efforts may not be successful, and we may make errors or fail to take necessary actions. It may take considerable time for us to investigate and evaluate the full impact of incidents, particularly for complex or sophisticated incidents. These factors may inhibit our ability to provide prompt, full, and reliable information about the incident to our customers, partners, regulators, and the public. Even though we carry cyber insurance that may provide insurance coverage under certain circumstances, we might suffer losses as a result of a cyber incident or attack that exceeds the coverage available under our policy or is not covered, and we cannot be certain that cyber insurance will continue to be available to us on commercially reasonable terms, or at all.
In addition, Noble is subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad governing, or proposed to govern, cyber security, data privacy and protection, the development and use of AI, and the unauthorized disclosure of confidential or protected information, including the UK Data Protection Act, the EU General Data Protection Regulation, the Data Protection Law, as revised, of the Cayman Islands, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, the Cyber Incident Reporting for Critical Infrastructure Act, and other similar legislation in domestic and international jurisdictions, which pose increasingly complex compliance challenges and potentially elevate costs. Any failure to comply with these laws and regulations could result in significant penalties and legal liability. These laws and regulations are continuously evolving and developing, creating significant uncertainty, as data privacy and security requirements may be interpreted and applied differently across jurisdictions and may impose inconsistent or conflicting requirements. Any failure, or perceived failure, by Noble or third-party service or equipment providers to comply with Noble’s privacy or security policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personal data, or other sensitive information or critical data, may result in loss of revenue, reputational harm, and could be subject to legal or regulatory claims or proceedings, including enforcement actions under data privacy or disclosure regulations, which may result in significant expenditures, fines or liabilities, and could have an adverse effect on our operating results and financial condition. Additionally, AI outputs may be inaccurate, biased, or unreliable, which could result in legal, regulatory, or reputational harm, and their misuse could create compliance or reputational risks and lead to legal exposure.
Upgrades, refurbishment, and repair of rigs are subject to risks, including delays and cost overruns, that could have an adverse impact on our available cash resources and results of operations.
We will continue to make upgrades, refurbishment, and repair expenditures to our fleet from time to time, some of which may be unplanned. In addition, we may reactivate rigs that have been cold or warm stacked and make selective acquisitions of rigs. Our customers may also require certain upgrade projects for our rigs. For example, in 2025, we signed long-term contracts that will necessitate substantial capital expenditures to upgrade specific rigs according to requirements by some of our customers. These projects typically become more time consuming and expensive the older the fleet becomes and are subject to risks of cost overruns or delays inherent in any large construction project as a result of numerous factors, including the following:
▪shortages of equipment, materials, or skilled labor;
▪work stoppages and labor disputes;
▪unscheduled delays in the delivery of ordered materials and equipment;
▪local customs strikes or related work slowdowns that could delay importation of equipment or materials;
▪weather interferences;
▪difficulties in obtaining necessary permits or approvals or in meeting permit or approval conditions;
▪design, engineering, and obsolescence problems;
▪inadequate regulatory support infrastructure in the local jurisdiction;
▪latent damages or deterioration to hull, equipment, and machinery in excess of engineering estimates and assumptions;
▪unforeseen increases in the cost of equipment, labor, and raw materials, particularly steel, due to inflation or other factors;
▪unanticipated actual or purported change orders;
▪customer acceptance delays;
▪disputes with shipyards and suppliers;
▪delays in, or inability to obtain, access to funding;
▪shipyard availability, failures, and difficulties, including as a result of financial problems of shipyards or their subcontractors; and
▪failure or delay of third-party equipment vendors or service providers.
The failure to complete a rig upgrade, refurbishment, or repair on time, or at all, may result in related loss of revenues, liquidated damages, penalties, or delay, renegotiation, or cancellation of a drilling contract, or the recognition of an asset impairment. Additionally, capital expenditures could materially exceed our planned capital expenditures. Moreover, when our rigs are undergoing upgrade, refurbishment, and repair, they may not earn a dayrate during the period they are out of service. If we experience substantial delays and cost overruns in our shipyard projects, it could have a material adverse effect on our business, financial condition, and results of operations.

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
Our reliance on third-party suppliers, manufacturers, and service providers to secure equipment used in our drilling operations exposes us to volatility in the quality, price, and availability of such items. Certain specialized parts and equipment we use in our operations may be available only from a single or small number of suppliers. During periods of reduced demand, many of these third-party suppliers reduced their inventories of parts and equipment and, in some cases, reduced their production capacity, and may do so in the future. Moreover, the global supply chain has experienced challenges and disruptions in recent years, resulting in shortages and/or shipping delays and increased pricing pressures on, among other things, certain raw materials and labor. If the market for our services improves and we seek to reactivate warm or cold stacked rigs, upgrade our working rigs, or purchase additional rigs, these reductions and global supply chain constraints could make it more difficult for us to find equipment and parts for our rigs. A disruption or delay in the deliveries from such third-party suppliers, capacity constraints, production disruptions, price increases (including those related to inflation, the imposition of tariffs and supply chain disruptions), defects or quality-control issues, recalls, or other decreased availability or servicing of parts and equipment could adversely affect our ability to reactivate rigs, upgrade working rigs, purchase additional rigs, or meet our commitments to customers on a timely basis, adversely impact our operations and revenues by resulting in uncompensated downtime, reduced dayrates, the incurrence of liquidated damages or other penalties, or the cancellation or termination of contracts, or increase our operating costs.
We may experience risks associated with future mergers, acquisitions, dispositions of businesses or assets, or other strategic transactions.
As part of our business strategy we have pursued and completed, and may continue to pursue, mergers, acquisitions, dispositions of businesses or assets, or other strategic transactions that we believe will enable us to strengthen or broaden our business. Mergers, acquisitions, dispositions, and other strategic transactions involve various risks, including, among other things, (i) difficulties relating to integrating or disposing of a business, including changes to our employee workforce and unanticipated changes in customer, vendor, and other third-party relationships, (ii) failure to integrate operations and internal controls, including those related to financial reporting, disclosure, and cyber security and data protection, (iii) diversion of management’s attention from day-to-day operations, (iv) failure to realize the anticipated benefits of such transactions, such as cost savings and revenue enhancements, (v) potentially substantial transaction costs, (vi) failure to identify significant issues at the target during the due diligence process, which could result in financial or legal exposure, and (vii) potential impairment resulting from the overpayment for an acquisition.
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
Certain areas of the world where we operate, such as the US Gulf, South Atlantic, the North Sea, Southwest Pacific, South China Sea, and Southeast Indian Ocean, experience significant weather events, typically on a seasonal basis, manifesting as an unnamed wind event or of a magnitude that places it in a category of tropical cyclone, hurricane, typhoon, or extratropical cyclone. Information upon which we rely when contracting and operating our drilling rigs is merely projections and the actual course, speed, and/or severity of any one event could ultimately be unexpected and lead to an unanticipated encounter and or impact, exposing our assets and personnel to extreme wind and sea conditions that could result in limits or restrictions on our ability to operate, injuries or loss of life, damage to or a loss of our assets and equipment, liabilities or claims, operational delays for recovery and repair, impacts on customer and vendor contracts, regulatory fines and penalties, and/or uninsured losses, which could adversely affect our business and financial performance. Moreover, a potential result of climate change is more frequent or more severe weather events. To the extent such weather events become more frequent or more severe, the risks associated with severe weather events could intensify.
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
Our reliance on third-parties such as suppliers, manufacturers, subcontractors, and other service providers for equipment, services, and labor used in our drilling operations, including with respect to our bareboat charter agreements, exposes us to volatility in the quality, price, and availability of such resources. Certain specialized parts, crew, and equipment used in our operations may be available only from a single or a small number of suppliers. A disruption in the deliveries from such third-party suppliers, capacity constraints, production disruptions, price increases, defects or quality-control issues, recalls, or other decrease in the availability or servicing of parts and equipment could adversely affect our ability to meet our commitments towards our customers, adversely impact operations and revenues by resulting in uncompensated downtime, reduced dayrates under the relevant drilling contracts, cancellation or termination of contracts, or increased operating costs. In addition, consolidation of suppliers may limit our ability to obtain supplies and services, when needed, at an acceptable cost or at all.
Equipment deficiencies or breakdowns, whether due to faulty parts, quality control issues, or inadequate installation, may result in increased maintenance costs and could adversely affect our operations and revenues by resulting in financial downtime. If mitigation measures put in place are not effective, it could lead to significant financial downtime, adversely affect our ability to meet our commitments with our customers, potential cancellation or termination of drilling contracts, suspension or termination of operations, regulatory penalties or sanctions, or property, environmental, and other damage claims by customers or other third parties, which may in turn have a material adverse effect on our business, financial condition, results of operations, and reputation. Subcontractors are used to perform certain services and to provide certain input in areas where we do not have requisite expertise and are engaged on some parts of our projects, but may be used for a majority of the services in respect of new business models. The subcontracting of work, including with respect to our bareboat charter agreements, exposes us to risks associated with planning interface nonperformance, delayed performance, or substandard performance by our subcontractors. Any inability to hire qualified subcontractors could hinder successful completion of a project. Further, our employees may not have the requisite skills to be able to monitor or control the performance of these subcontractors. We may suffer losses on contracts if the amounts we are required to pay for subcontractor services exceed original estimates. Remedial or mitigating actions, such as requiring contractual obligations from subcontractors that are similar to those we have with our customers, and requesting parent guarantees from subcontractors to cover nonperformance, may not be available or sufficient to mitigate these risks. For example, we have experienced issues with the performance of some of our key suppliers in the past, in particular in relation to delays in the delivery and maintenance of subsea well-control equipment. Such issues could have a negative effect on our business, financial condition, and results of operations.
We face risks associated with creating and executing new business models, particularly when such business models involve a risk profile, remuneration, or financial scheme that is different from a conventional drilling contract.
We are exploring, and have in the past implemented, various degrees of innovative business models with customers and partners in order to expand our share of the value chain, while simultaneously creating better outcomes for our customers and long-term resilience of our business through increased customer collaboration, differentiation, and utilization. Although such business model innovation is intended to offer further earnings opportunities, there are risks associated with creating and executing new business models, particularly when such business models involve a risk profile, remuneration, or financial scheme that is different from our conventional drilling contracts.
Two broad categories of business models include:
(i)offering integrated services or integrating new services into offerings to customers as an integrated service provider with the objective of improving efficiencies; and
(ii)exploring alternative financial models focused on risk and reward sharing through, among other things, bonus-malice schemes, performance-based schemes, deferred payments, fixed pricing, or co-investments, enabling operators to develop fields that would otherwise be economically challenged.
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
Our business is affected by public policy and laws and regulations relating to the energy industry in the geographic areas where we do or seek to operate or otherwise have a presence, including laws and regulations relating to the environment (including climate change and GHG emissions and regulations that for economic, sustainability, or other reasons curtail or encumber our ability to operate competitively or negatively impact exploration, development, and production of oil and gas). We may be required to make significant capital expenditures to comply with governmental laws and regulations. Governments in some countries are increasingly active in regulating and controlling the ownership of concessions, the exploration for oil and gas, and other aspects of the oil and gas industries.
Heightened attention to the issue of climate change and the effect of GHGs, sustainability, and long-term changes in the energy mix in the jurisdictions where we operate has led to, and may result in, additional environmental laws or regulations that may unfavorably impact our business, or that of our suppliers and our customers. In addition, it has resulted in an increased possibility of litigation or investigations brought by public and private entities against oil and gas companies in connection with their GHG emissions. However, it is not possible at this time to predict the timing and effect of climate related laws and regulations, the adoption of additional GHG legislation, regulations or other measures at the international, federal, state, or local levels.

The modification of existing laws or regulations or the adoption of new laws or regulations that curtail or encumber our ability to operate competitively or negatively impact exploration, development, and production of oil and gas could materially and adversely affect our business by limiting drilling opportunities, increasing our cost of doing business, discouraging our customers from drilling for hydrocarbons, disrupting revenue through permitting or similar delays, or subjecting us to liability. In the United States, the issuance of federal leases or other similar initiatives have periodically been the subject of efforts to reform federal leasing practices and may result in the development of additional restrictions on offshore drilling, limitations on the availability of offshore leases, or restrictions on the ability to obtain required permits, which could have a material adverse impact on our operations by reducing drilling opportunities and the demand for our services.
There have been various recent legal developments in the UK offshore sector, including the extension of the energy profits levy on our customer base, increased environmental scrutiny of development plans and the prohibition of new exploration licenses. These developments have reduced oil and gas exploration and development activities in the UK North Sea, which, in turn, could reduce the demand for our services.
In addition, efforts have been made and continue to be made in the international community toward the adoption or enhancement of international treaties or protocols related to protecting the environment, reducing climate change, reducing the use of hydrocarbon-based fuel, and encouraging the implementation of GHG emission pledges. Fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternatives to oil and gas could reduce demand for oil and gas. These measures may result in a reduced global reliance on and future demand for oil and gas, which could have a material impact on our business.
New or amended legislation and regulatory programs to reduce GHG emissions, changes in their interpretation or application, or increased reporting obligations, could increase our cost of doing business, discourage our customers from drilling for hydrocarbons, or otherwise have an adverse effect on our business, financial condition, and results of operations. Our operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to:
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
Heightened attention to sustainability matters may negatively impact our business and financial results.
In recent years, regulators, investors, and the general public have focused on activities in the energy industry that relate to sustainability matters. For example, in many jurisdictions where we operate, there are campaigns for governmental and private action in connection with sustainability criteria and initiatives, including through the investment and voting practices of individual and institutional investors and investment advisers, public company rating agencies, and others in or connected to the investing community (for instance, initiatives such as the new strategy adopted by the International Maritime Organization in July 2023 to advance the prevention and control of marine pollution through the reduction of GHG emissions from ships). Stakeholders and members of the investment community continue to screen and assess companies such as ours for sustainability and ESG performance information measured against the expanded list of sustainability and ESG metrics advanced by the various sustainability standards and ESG ratings sources, and in some cases, such criteria may limit or restrict financing or other investments in the energy industry. As discussed above, there continues to be a public and governmental concentration on environmental matters as compared to other sustainability matters, with a focus on environment related company practices, performance, and compliance, that could result in sustainability commitments and disclosures being subjected to increased scrutiny. Our stakeholders hold varied and sometimes conflicting views, and our initiatives in this area may be unable to satisfy all stakeholders. If we are unable to positively manage our sustainability performance, effectively administer our sustainability tracking and reporting, clearly communicate our sustainability strategy and commitments and meet publicly disclosed targets such as our aspiration to reduce carbon intensity by 20% by 2030 (as defined in our disclosures), we could experience reputational harm, additional costs and financial penalties, increased scrutiny from the investment community, special interest groups, and enforcement authorities, miss or be excluded from business opportunities, have delayed or cancelled projects, experience a reduction in our equity share price, or encounter limitations to our access to financing or capital, any of which could have a material adverse effect on our operations, earnings, cash flows, and financial condition.
Likewise, others in the investment community (and some regulators) have expressed opposition to certain sustainability initiatives. This divergence in stakeholder expectations across jurisdictions may increase legal and compliance costs, expose us to political or reputational risks, and potentially disrupt relationships with certain stakeholders.
Any violation of anti-bribery, anti-corruption, or anti-fraud laws, including the Foreign Corrupt Practices Act, the United Kingdom Bribery Act, the United Kingdom Modern Slavery Act, or other applicable laws and regulations could result in significant expenses, divert management attention, and otherwise have a negative impact on the Company.
In the conduct and operation of our business, particularly in countries with a reputation of illegal activities that include government corruption, bribery, money laundering, and human rights issues, we are subject to the risk that we, our affiliated entities, agents, or service providers, or their respective officers, directors, employees, and agents may take action determined to be in violation of such local laws or laws applicable to us and those acting on our behalf, including the US Foreign Corrupt Practices Act of 1977 (the “FCPA”), the United Kingdom Bribery Act 2010 (the “UK Bribery Act”), the United Kingdom Modern Slavery Act 2015 (the “UK Modern Slavery Act”), and similar laws. Any violation of the FCPA, UK Bribery Act, UK Modern Slavery Act, or local or other applicable laws could result in substantial fines, sanctions, civil, and/or criminal penalties against the Company and implicate members of our senior management or Board, and curtailment of operations in certain jurisdictions and might adversely affect our business, financial condition, and results of operations. In addition, actual or alleged violations could damage our reputation and ability or qualification to do business with specific customers or in certain other jurisdictions. Further, detecting, investigating, and resolving actual or alleged violations is expensive and would consume significant time and attention of our senior management.

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
Additionally, operating in countries, or dealing with individuals who are specially designated nationals, subject to sanctions and embargoes imposed by certain countries or governing bodies such as the US, UK or EU exposes us to additional and varying regulatory regimes, and can give rise to business and compliance risks. These sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or strengthened over time. There can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in fines or other penalties and could result in some investors deciding, or being required, to divest their interest, or not to invest, in us. In addition, certain institutional investors may have investment policies or restrictions that prevent them from holding securities of companies that have contracts with countries identified by certain governing bodies, including the US, UK and EU, as state sponsors of terrorism or with countries that are otherwise subject to sanctions and embargo laws. In addition, our reputation and the market for our securities may be adversely affected if we engage in certain other activities, such as entering into drilling contracts with individuals or entities in countries subject to significant sanctions and embargo laws.
We are, or in the future could be, subject to investigations, litigation, and claims that could have an adverse effect on us.
We are, from time to time, involved in various claims, investigations and litigation. These matters may include, among other things, contract disputes, personal injury claims, asbestos and other toxic tort claims, environmental claims or proceedings, employment matters, issues related to employee or representative conduct, governmental claims for taxes, duties, customs or other regulatory findings, and litigation that arises in the ordinary course of our business. Although we intend to defend or pursue such matters vigorously, we cannot predict with certainty the outcome or effect of any claim, investigation or other litigation matter, and there can be no assurance as to the ultimate outcome of any claim, investigation or litigation. Investigations, claims and litigation may have an adverse effect on us because of potential negative outcomes, legal fees, the allocation of management’s time and attention, and other factors.
We could also face increased climate-related litigation with respect to our operations both in the US and around the world. Governmental and other entities in various US states, such as California and New York, have filed lawsuits against energy companies. These suits allege damages as a result of climate change, and the plaintiffs are seeking unspecified damages and abatement under various tort theories. Similar lawsuits may be filed in other jurisdictions both in the US and globally. Though we are not currently a party to any such lawsuit, these suits present uncertainty regarding the extent to which companies that are not producing oil or gas, but which are engaged in such production, such as offshore drillers, face an increased risk of liability stemming from climate change, which risk would also adversely impact the oil and gas industry and impact demand for our services.

Financial, Tax, and Governance Risks
We may record impairment charges on property and equipment, including rigs and related capital spares.
We evaluate the impairment of property and equipment, which include rigs and related capital spares, whenever events or changes in circumstances, including a decision to cold stack, retire, or sell rigs, indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment may exist when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated fair value. As part of this analysis, we make assumptions and estimates regarding future market conditions. To the extent actual results do not meet our estimated assumptions, for a given rig or piece of equipment, we may take an impairment loss in the future. In addition, we may also take an impairment loss on capital spares and other capital equipment when we deem the value of those items has declined due to factors like obsolescence, deterioration or damage. Based upon our impairment analyses for the year ended December 31, 2025, we recorded impairment charges of $82.7 million. We did not record any impairment charges for the year ended December 31, 2024. There can be no assurance that we will not have to take additional impairment charges in the future if depressed market conditions return, or that we will be able to return cold stacked rigs to service in the time frame and at the reactivation costs or at the dayrates that we projected. It is reasonably possible that the estimate of undiscounted cash flows may change in the near term, resulting in the need to write down the affected assets to their corresponding estimated fair values.
The 2023 Revolving Credit Agreement, the indenture for the 2030 Notes, and the indenture for the Diamond Second Lien Notes each contain various restrictive covenants limiting the discretion of our management in operating our business.
The 2023 Revolving Credit Agreement (as defined below) contains various restrictive covenants that may limit our management’s discretion in certain respects. In particular, the 2023 Revolving Credit Agreement limits the ability of Noble Finance II LLC (“Noble Finance II”) and the ability of its restricted subsidiaries to, among other things and subject to certain limitations and exceptions, (i) incur, assume or guarantee additional indebtedness, (ii) pay dividends or distributions on capital stock or redeem or repurchase capital stock, (iii) make investments, (iv) repay, redeem, or amend certain indebtedness, (v) sell stock of its subsidiaries, (vi) transfer or sell assets, (vii) create, incur, or assume liens, (viii) enter into transactions with certain affiliates, (ix) merge or consolidate with or into any other person or undergo certain other fundamental changes, and (x) enter into certain burdensome agreements. In addition, the 2023 Revolving Credit Agreement obligates Noble Finance II and its restricted subsidiaries to comply with certain financial maintenance covenants and, under certain conditions, to make mandatory prepayments and reduce the amount of credit available under the 2023 Revolving Credit Facility, all as described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Amended and Restated Senior Secured Revolving Credit Agreement.” Such mandatory prepayments and commitment reductions may affect cash available for use in the Company’s business. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in all obligations under the 2023 Revolving Credit Facility to be declared due and payable immediately and all commitments thereunder to be terminated.
The 8.000% Senior Notes due 2030 (the “2030 Notes”) are fully and unconditionally guaranteed, jointly and severally, by the direct and indirect subsidiaries of Noble Finance II that are guarantors under the 2023 Revolving Credit Facility. The ability of Noble Finance II to comply with the covenants and restrictions contained in the indenture for the 2030 Notes may be affected by events beyond its control. If market or other economic conditions deteriorate, our ability to comply with these covenants and restrictions may be impaired. A failure to comply with the covenants, ratios, or tests in the indenture, if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations. Our existing and future indebtedness may have cross-default and cross-acceleration provisions. Upon the triggering of any such provision, the relevant creditor may:
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
In addition, the Diamond 8.500% Senior Secured Second Lien Notes due October 2030 (the “Diamond Second Lien Notes”) are issued by Diamond Foreign Asset Company and Diamond Finance, LLC (collectively, the “Issuers”) and are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Noble Offshore Drilling, Inc. (formerly known as Dolphin Merger Sub 2, Inc. and as successor by merger with Diamond) (“NODI”), and each of its existing restricted subsidiaries (other than the Issuers) and by certain of NODI’s future restricted subsidiaries.
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
Tax returns that we file and/or tax payments that we make will be subject to review and examination. If any tax authority successfully challenges our operational structure, intercompany pricing policies, the taxable presence of our subsidiaries in certain countries, or other material tax positions, if the terms of certain tax treaties are interpreted in a manner that is adverse to our structure, or if we lose a material tax dispute in any country, our effective tax rate on our worldwide earnings, income tax expense, and/or operating expense could increase substantially and result in a material adverse effect on our financial condition. In addition, Noble may have exposures with respect to the tax audits and tax disputes of certain third parties which were under a joint taxation contribution arrangement with certain subsidiaries that Noble acquired in the business combination (the “Business Combination”) with Maersk Drilling (as defined below).
Our consolidated effective income tax rate may vary substantially from one reporting period to another.
We cannot provide any assurances as to what our consolidated effective income tax rate will be because of, among other matters, uncertainty regarding the nature and extent of our business activities in any particular jurisdiction in the future and the tax laws of such jurisdictions, as well as potential changes in tax laws, regulations or treaties, or the interpretation or enforcement thereof, changes in the administrative practices and precedents of tax authorities or any reclassification or other matter, such as changes in applicable accounting rules, that increases the amounts we have provided for income taxes or deferred tax assets and liabilities in our consolidated financial statements. For example, certain countries within which we operate or own substantial assets have enacted changes to their tax laws in response to the Organization for Economic Cooperation and Development’s ongoing Base Erosion and Profit Shifting initiatives and these and other countries may enact changes to their tax laws or practices in the future (prospectively or retroactively), which may have a material adverse effect on our financial position, operating results and/or cash flows.
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
A large percentage of the A ordinary shares, par value $0.00001 per share, of Noble (“Ordinary Shares”) are held by a relatively small number of investors. As a result, these investors could have significant influence over all matters presented to our shareholders for approval, including election and removal of our directors, change in control transactions, and the outcome of all actions requiring a majority shareholder approval.
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
Future sales, or the availability for sale, of substantial amounts of the Ordinary Shares or the exercise of warrants would have a dilutive effect to shareholders of the Company, and the perception that these sales may occur could adversely affect the trading price of the Ordinary Shares, and could impair our ability to raise capital through future sales of equity securities.
As of February 6, 2026, there were 159,197,398 Ordinary Shares outstanding. In addition, as of February 6, 2026, 885,902 Tranche 1 Warrants (as defined below) and 941,557 Tranche 2 Warrants (as defined below) were outstanding and exercisable. In addition, new equity awards may be granted under the Noble Corporation plc 2022 Long-Term Incentive Plan, pursuant to which, up to 3,881,176 new Ordinary Shares may be issued.

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
As of February 6, 2026, the Mandatory Exercise Condition (as defined in the applicable warrant agreement) for the Tranche 1 Warrants and the Tranche 2 Warrants had been satisfied. Between January 1, 2025, and December 31, 2025, an aggregate of 875 Ordinary Shares were issued pursuant to exercise of Tranche 1 Warrants, Tranche 2 Warrants, and Tranche 3 Warrants (as defined below). These exercises, and continued exercises of these warrants into Ordinary Shares pursuant to the terms of the outstanding warrants, will have a dilutive effect to the holdings of our existing shareholders.
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

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cyber Security.
Risk Management and Strategy
Cyber security risk management at Noble, along with other enterprise risks, is part of the Company’s Enterprise Risk Management Program. Risks arising from cyber security threats are assessed, identified, and managed by our Information Security Team, which reports to the Chief Information Officer (“CIO”). The Information Security Team is composed of the Director of Information Security, managers, and security analysts.
The Information Security Team is responsible for all of Noble’s cyber security-related activities such as advising on governance requirements, establishing cyber security policies, standards, and procedures, reporting on cyber security matters, determining risk appetite, setting security posture, evaluating security maturity, and supporting compliance with applicable cyber security frameworks. The team monitors both internal and external cyber security threats, including potential compromising internet-based attacks and phishing activities, and aims to implement and adapt protective measures as appropriate.
The Director of Information Security and information security managers carry broad manager level cyber security certifications, and the technical teams carry relevant specific technical certifications related to both information technology and operational technology security.
Noble’s cyber security program includes mandatory cyber security training and awareness activities, phishing exercises, and incident response plan testing, which are designed to support our cyber security risk management efforts and to assess whether various applicable implemented cyber security controls are operating as intended.
Noble works with various third-party service providers to help execute and advise on cyber security and conduct maturity assessments as needed.
Noble maintains processes to monitor all third parties with direct access into the Noble network through various implemented security tools that provide both detective and preventive controls. Such third parties are also subject to procurement processes and specific legal terms and conditions. Noble also engages with various third-party service providers in order to share intelligence regarding external threats. For any cyber security incidents, Noble may engage applicable third-party service providers to support with forensic investigations and incident response activities.
In the last fiscal year, Noble has not identified any known cyber security threats, incidents, or exposures that have materially affected Noble’s business strategy, results of operations, or financial condition, but Noble faces certain ongoing cyber security risks that, if realized, could materially and adversely affect Noble. This does not guarantee that future cyber security incidents or threats will not have a material impact or that we are not currently subject to an undetected cyber security incident or threat that may have such an impact. Potential cyber security risks to Noble are described in Part I, Item 1A, “Risk Factors,” which should be read in conjunction with the foregoing information.
Governance
The Audit Committee of the Board provides oversight of the Company’s cyber security program. The Information Security Team keeps management informed about cyber security initiatives, threats, incidents, training, and best practices on an on-going basis via circulated memos or meetings.
In addition to reporting through the Audit Committee and Enterprise Risk Management Program, the Board may periodically include cyber security as a standalone agenda item and may engage with the CIO and Information Security Team as well as external experts on cyber security threats.
The Information Security Team advises the CIO via reports on prevention, detection, mitigation, and remediation of cyber security threats. The CIO is responsible for the Information Security Team’s risk strategy, assessment, exceptions, risk acceptance, and management of the Company’s material cyber security risks. Ongoing assessments cover applicable information technology and operations technology systems, applications, and software used to support Noble’s corporate and rig operations. The outcomes of these various assessments inform the IT risk appetite and risk identification, and are discussed and shared with the CIO, executive management, the Audit Committee, and the Board of Directors.
The CIO has extensive cyber security knowledge and skills gained from over ten years of relevant work experience at Noble including two years as Deputy CIO as well as Director, IT prior to the merger with The Drilling Company of 1972 A/S, a

Danish public limited liability company (“Maersk Drilling”) with responsibility for cyber security. The CIO has multiple years of experience managing OT data and secure remote access for data management on and offshore. Prior to serving as Director, IT the CIO was the Manager, Business Systems responsible for application management and Enterprise Architecture. The Information Security Team advises the CIO on prevention, detection, mitigation, and remediation of cyber security incidents.
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
Item 3. Legal Proceedings.
As of December 31, 2025, we were involved in a number of lawsuits, regulatory matters, disputes, and claims, asserted and unasserted, all of which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our consolidated financial position, results of operations, or cash flows. We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings. We can provide no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.
Additional information regarding legal proceedings is presented in “Note 12 — Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market for Shares and Related Shareholder Information
Our shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “NE”.
On February 6, 2026, there were 159,197,398 Ordinary Shares outstanding held by 8 shareholder accounts of record. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
Exercises of Warrants
During the three months ended December 31, 2025:
•63 Ordinary Shares were issued to holders of our Tranche 1 Warrants (as defined below) pursuant to exercises of 63 Tranche 1 Warrants; and
•73 Ordinary Shares were issued to holders of our Tranche 2 Warrants (as defined below) pursuant to exercises of 73 Tranche 2 Warrants; and
•23 Ordinary Shares were issued to holders of our Tranche 3 Warrants (as defined below) pursuant to exercises of 1 Tranche 3 Warrant.
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
Share Repurchases
The following table presents information about our purchases of equity securities for the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares that may yet be Purchased Under a Plan or Program (1)
October 1 - 31, 2025	—	$—	—	$370,184,940
November 1 - 30, 2025	—	$—	—	$370,184,940
December 1- 31, 2025	—	$—	—	$370,184,940
Total	—		—	$370,184,940
(1)Subject to restrictions under applicable law discussed in “Note 7 — Equity” to our consolidated financial statements, we announced a share repurchase plan on November 2, 2022, to purchase up to $400.0 million of outstanding Ordinary Shares or Warrants (as defined below). On October 22, 2024, Noble’s Board of Directors authorized an increased share repurchase authorization of up to an additional $400.0 million and, at the 2025 annual general meeting of shareholders, shareholders approved the repurchase of up to 23,800,068 Ordinary Shares. The authorization by the Board of Directors has approximately $370.0 million remaining, does not have a fixed expiration, and may be modified, suspended, or discontinued at any time. None of the shareholder authorization to purchase up to 23,800,068 Ordinary Shares has yet been utilized, and the authorization by shareholders expires on May 8, 2030 (subject to certain exceptions). The program does not obligate us to acquire any particular amount of Ordinary Shares.
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
Stock Performance Graph
The chart below presents a comparison of the cumulative total returns, assuming $100 was invested at the beginning of the period for Noble, the Standard & Poor's 500 Index (“S&P 500”), the PHLX Oil Service Sector Index (“OSX”), and the Dow Jones US Oil Equipment and Services. Total return assumes the reinvestment of dividends, if any, in the security on the ex-dividend date. This graph depicts the past performance for the period from June 9, 2021, the day our shares were relisted on the NYSE, through December 31, 2025, and in no way should be used to predict future share performance.

	Indexed Returns
Company / Index	June 9, 2021	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Noble Corporation plc	$100.00	$100.24	$152.36	$197.37	$128.69	$130.72
S&P 500 Index	100.00	112.95	90.99	113.04	139.39	162.23
Dow Jones US Oil Equipment & Services Index	100.00	77.84	127.98	132.25	119.55	125.97
OSX Index	100.00	78.50	124.90	125.00	108.16	109.24
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

Item 6. [Reserved].
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our financial position at December 31, 2025 and 2024, and our results of operations for the years ended December 31, 2025, 2024, and 2023.
The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed by Noble.
Executive Overview
Noble is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. Our business strategy is centered around providing efficient, reliable, and safe offshore drilling services to our customers. We have one of the youngest and highest specification fleets of global scale in the industry, with diversification across geographic regions and customers. The Company has a track record of industry-leading utilization coupled with a commitment to best-in-class safety performance and customer satisfaction. We strive to be the leader in industry innovation and a first-mover in sustainability.
Our fleet consists predominately of technologically advanced units, equipped with sophisticated systems and components prepared to execute our customers’ complicated offshore drilling programs safely and with greater efficiency. We are primarily focused on the ultra-deepwater market and the ultra-harsh environment jackup market, which typically are more technically challenging markets to operate in.
We emphasize safe operations, environmental stewardship, and superior performance through a structured management system, the employment of qualified and well-trained crews and onshore support staff, the care of our surroundings and the neighboring communities where we operate, and other activities advancing our sustainability strategy, and good governance. We also manage rig operating costs through the implementation and continuous improvement of innovative systems and processes, which includes the use of data analytics and predictive maintenance technology.
As of the filing date of this Annual Report on Form 10-K, our fleet of 31 drilling rigs consists of 25 floaters and 6 jackups strategically deployed worldwide. We typically employ each drilling unit under an individual contract, and many contracts are awarded based upon a competitive bidding process.
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
For the year ended December 31, 2025, our financial and operating results include:
•operating revenues totaling $3.3 billion;
•net income of $216.7 million or $1.35 per diluted share;
•net cash provided by operating activities totaling $951.7 million;
•no funds drawn down on the 2023 Revolving Credit Facility (as defined below) as of December 31, 2025, and
•a year end cash balance of $471.4 million.
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
Outlook
In recent years, oil prices have generally remained at levels that are supportive of offshore exploration and development activity and global rig demand recovered to eclipse pre-pandemic levels, albeit with some moderation since early 2024.

Current demand and utilization levels are supported by the combination of the outlook for longer-term commodity prices, heightened focus on energy security, the capital intensity of depletion replacement, and relative attractiveness of offshore plays with respect to both cost and carbon emissions. The increase in global rig demand since 2021 has had a positive impact on dayrates for most rig classes, although dayrates have decreased moderately since recent highs in 2023 and 2024.
The global rig supply has come down from historic highs as Noble and other offshore drilling contractors have retired less capable and idle assets. Concurrently, the incoming supply of newbuild offshore drilling rigs has diminished materially, with very few newbuild rigs now remaining stranded in shipyards.
Although the market outlook in our business varies by geographical region and water depth and, despite recent downward pressure on the price of oil, we remain encouraged by the long-term outlook in the ultra-deepwater floater market. Our customers continue to focus on our highest specification floaters, which represents the majority of our floater fleet. Assuming current market fundamentals, continued customer prioritization towards these highest specification floaters could result in lower utilization for our lower specification drillships and our semi-submersibles. Demand for midwater semisubmersibles is primarily driven by brownfield activity in mature basins, especially in Northwest Europe, South America, and the Asia Pacific regions, where a generally stable level of baseload demand is supported by infield drilling and plug and abandonment requirements. Despite some recent contract suspensions in select jackup markets, we have also observed an overall demand increase in the global jackup market since 2020. While we remain encouraged about overall long-term rig demand, as evidenced by recent multi-year, multi-rig contracts that we have booked into backlog, the near-term outlook for both floaters and jackups over the next several quarters continues to present lingering utilization headwinds compared to 2023-2024 levels. Furthermore, economic uncertainty and lower commodity prices arising from recent trade policy and tariffs, compounded with OPEC’s stated intent to increase oil production, collectively present a potential for additional demand risk for offshore rigs in the near term.
Returning to the broader offshore drilling market, recent contract awards and open tenders show an increasing proportion of multi-year contracts, although a significant number of shorter-term commitments continue to be fixed as well. Longer-term contracts can generally provide economic efficiencies by reducing the number of rig contract start-ups, both with different customers and among different regions, which is expected to reduce incremental resources and costs. On the other hand, certain multi-year contracts that are scheduled to commence a year or longer into the future can present near-term utilization inefficiency due to challenges with filling interim availability on the assets.
The energy transition from hydrocarbons to renewables poses a challenge to the oil and gas sector and our market. Energy rebalancing trends sharply accelerated over the past decade as evidenced by promulgated or proposed government policies and commitments by many of our customers to further invest in sustainable energy sources, although this trend has moderated or even reversed in certain jurisdictions in more recent years with shifting political priorities. Our industry could be further challenged as resource holders and policy makers continue to evaluate and calibrate strategies and capital flows to address global energy needs. Ultimately, however, there continues to be a global dependence on products made from hydrocarbons and on the combustion of hydrocarbons to provide reliable and affordable energy. Low-cost and low-emission barrels are expected to be the most attractive conventional source to meet energy needs both currently and in the future. Global energy demand is predicted to increase over the coming decades, and we expect that offshore oil and gas will continue to play an important and lasting role in meeting this demand.
Our cost profile remains sensitive to global labor market conditions, capital intensive repair and maintenance scopes on our rigs, global trade and sanctions regimes, including the impacts of new or increased tariffs or trade wars, and geopolitical crises and their respective regional and global ramifications. Each of these factors has the potential to adversely impact our ability to conduct our day-to-day operations and manage costs with uncertainty related to trade policy and tariffs also having the ability to negatively impact rig demand.
We expect inflationary pressures to persist, which has led, and may continue to lead, to increased costs of services. Additionally, we expect supply chain disruptions to continue as geopolitical challenges, including those throughout Russia-Ukraine, the Middle East, and Venezuela, and their respective regional and global ramifications, may negatively impact our ability to conduct our day-to-day operations. Additionally, the impact of new or increased tariffs or trade wars could have an inflationary impact on the costs of certain products and services as well as potentially contribute to further supply chain disruptions.

Contract Drilling Services Backlog
We maintain a backlog of commitments for contract drilling services. Our contract drilling services backlog reflects estimated future revenues attributable to signed drilling contracts. As of December 31, 2025, contract drilling services backlog totaled approximately $7.0 billion.
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
The table below presents the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ended December 31, (1)
	Total	2026	2027	2028	2029	2030	2031
	(In thousands)
Contract Drilling Services Backlog
Floaters (2) (3)	$6,402,852	$2,102,353	$1,825,939	$1,480,958	$633,713	$240,073	$119,816
Jackups (4) (6)	616,275	394,695	221,580	—	—	—	—
Total	$7,019,127	$2,497,048	$2,047,519	$1,480,958	$633,713	$240,073	$119,816
Percent of Available Days Committed (5)
Floaters		58%	54%	41%	17%	6%	3%
Jackups		54%	22%	—%	—%	—%	—%
Total		57%	44%	29%	11%	4%	2%
(1)Represents a twelve-month period beginning January 1. Some of our drilling contracts provide customers with certain early termination rights and, in limited cases, those termination rights require minimal or no notice and minimal financial penalties.
(2)Noble entered into a multi-year Commercial Enabling Agreement (the “CEA”) with ExxonMobil in February 2020. Under the CEA, dayrates for the rigs are repriced on January 1 and July 1 each year to the projected market rate at the time the new rate goes into effect, subject to a scale-based discount and a performance bonus that appropriately aligns the interests of Noble and ExxonMobil. Under the CEA, the above table includes awarded and remaining current contract term to February 18, 2029, related to each of the four following rigs: the Noble Tom Madden, Noble Bob Douglas, Noble Don Taylor, and Noble Sam Croft. Under the CEA, ExxonMobil may reassign remaining contract term among rigs, subject to maintaining certain minimum contract term on the rig from which term is removed.
(3)Assuming approximately 40% of available performance revenue realized on a combined basis under certain long-term contracts with Shell plc (US Gulf) and TotalEnergies (Suriname).
(4)In 2022, Noble renewed its five-year Framework Agreement with Aker BP for the provision of ultra-harsh environment jackup rigs, the Noble Integrator and Noble Invincible, for activities in offshore Norway. Under this Framework Agreement, different rate structures apply reflecting different operating modes, agreed incentive schemes, and adjustments for operating expenses. Rate structures are adjusted annually to reflect market conditions.
(5)Percent of available days committed is calculated by dividing the total number of days our rigs are operating under contract for such period by the product of the number of our rigs, including cold stacked rigs, and the number of calendar days in such period.
(6)The above table includes approximately $84.0 million of backlog associated with the six rigs classified as held for sale as of December 31, 2025, pertaining to the agreements with Borr Drilling Limited and Ocean Oilfield Drilling. For additional information, see “Note 5 — Property and Equipment” and “Note 16 — Subsequent Events” to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Our backlog as of any particular date may not be indicative of our actual operating results for the periods for which the backlog is calculated. See Part I, Item 1A, “Risk Factors—Risks Related to Our Business and Operations—Our current backlog of contract drilling revenue may not be ultimately realized.”
As of December 31, 2025, ExxonMobil, Shell plc, BP, and TotalEnergies represented approximately 23.7%, 19.5%, 16.2%, and 12.6% of our backlog, respectively.
Results of Operations
Results for the years ended December 31, 2025 and 2024
Net income for the year ended December 31, 2025, was $216.7 million, or $1.35 per diluted share, on operating revenues of $3.3 billion compared to net income for the year ended December 31, 2024, of $448.4 million, or $2.96 per diluted share, on operating revenues of $3.1 billion.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates, and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “Contract Drilling Services” below.
The following table presents the average rig utilization, operating days, and average dayrates for our rig fleet for the periods indicated.

	Average Rig Utilization (1)		Operating Days (2)		Average Dayrates (2)
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2025	2024	2025	2024	2025	2024
Floaters	67%	69%	6,356	5,372	$402,703	$427,192
Jackups	64%	77%	2,911	3,678	185,337	153,321
Total	66%	72%	9,267	9,050	$334,426	$315,883
(1)We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold stacked rigs (i.e., idle without a contract, have reduced or no crew, or are not actively marketed in present market conditions), and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet.
(2)An operating day is defined as a calendar day during which a rig operated under a drilling contract. We define average dayrates as revenue from contract drilling services earned per operating day. Average dayrates have not been adjusted for the non-cash amortization related to favorable and unfavorable customer contract intangibles.

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the period indicated (dollars in thousands):

	Years Ended December 31,		Change
	2025	2024	$	%
Operating revenues:
Contract drilling services	$3,107,207	$2,918,767	$188,440	6%
Reimbursables and other (1)	178,361	139,051	39,310	28%
	$3,285,568	$3,057,818	$227,750	7%
Operating costs and expenses:
Contract drilling services	$1,915,551	$1,687,164	$228,387	14%
Reimbursables (1)	136,389	105,479	30,910	29%
Depreciation and amortization	585,469	428,626	156,843	37%
General and administrative	133,147	140,499	(7,352)	(5)%
Merger and integration costs	26,382	109,424	(83,042)	(76)%
Gain on sale of operating assets, net	(9,586)	(17,357)	7,771	(45)%
Loss on impairment	82,664	—	82,664	—%
	2,870,016	2,453,835	416,181	17%
Operating income (loss)	$415,552	$603,983	$(188,431)	(31)%
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
Contract Drilling Services Revenues
The following table provides information about contract drilling services revenues and costs by rig types (dollars in millions except average dayrates):

		Years Ended December 31,
		2025		2024
		Floaters	Jackups	Floaters	Jackups
Contract drilling services revenues		$2,568	$540	$2,350	$569
Contract drilling services costs		1,539	377	1,306	381
Average rig utilization		67%	64%	69%	77%
Operating days		6,356	2,911	5,372	3,678
Average dayrates		$402,703	$185,337	$427,192	$153,321
Total rigs	— Beginning	27	13	19	13
	— Acquired	—	—	11	—
	— Disposed	(2)	(2)	(3)	—
	— Ending	25	11	27	13
Floaters. During the year ended December 31, 2025, floaters generated revenue of $2.6 billion, as compared to $2.3 billion in the year ended December 31, 2024. The increase in revenue was mainly attributable to $626.2 million provided by the additional floaters acquired in connection with the Diamond Transaction. For additional information, see “Note 2 — Acquisitions and Divestitures” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. These increases were partly offset by $347.9 million from rigs with net changes in operating days during the current year as well as $13.7 million from a decrease in average dayrates during the current year. Additionally, floater revenue from net non-cash amortization related to off-market customer contract assets and liabilities decreased $46.6 million during the current year.

Jackups. During the year ended December 31, 2025, jackups generated revenue of $539.5 million, as compared to $569.1 million in the year ended December 31, 2024. The decrease in revenue was mainly attributable to a decrease of $93.3 million from rigs with net changes in operating days during the current year. This decrease was partly offset by $81.5 million from an increase in average dayrates in the current year. Additionally, jackup revenue from net non-cash amortization related to off-market customer contract assets and liabilities decreased $5.1 million during the current year.
Operating Costs and Expenses
Floaters. During the year ended December 31, 2025, total contract drilling services cost related to floaters was $1.5 billion, as compared to $1.3 billion in the year ended December 31, 2024. The primary drivers of this increase were $270.2 million related to the additional floaters acquired in connection with the Diamond Transaction (for additional information, see “Note 2 — Acquisitions and Divestitures” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), $38.6 million in mobilization costs, $16.5 million in insurance costs, $10.1 million in fuel, and $6.1 million in rental equipment. These increases were partially offset by decreases of $40.7 million in repairs and maintenance, $13.1 million in transportation and storage, $12.5 million in labor, as well as insurance proceeds received for a certain rig totaling $15.6 million. Further, there was a decrease of $27.1 million related to certain rigs sold or no longer operated by Noble.
Jackups. During the year ended December 31, 2025, total contract drilling services cost related to jackups was $377.0 million, as compared to $381.2 million in the year ended December 31, 2024. The primary drivers of this decrease were $10.4 million related to repairs and maintenance as well as insurance proceeds received for a certain rig totaling $20.0 million. These decreases were partially offset by increases of $10.2 in mobilization costs, $4.8 million in fuel, $3.5 million in labor, and $20.4 million in non-labor and operations support costs, and other costs across the fleet. Further, there was a decrease of $12.7 million related to certain rigs sold or no longer operated by Noble.
Depreciation and amortization. Depreciation and amortization totaled $585.5 million and $428.6 million during the years ended December 31, 2025 and 2024, respectively. Depreciation and amortization increased in the current year primarily due to the Diamond Transaction as well as the timing of capital additions that were placed in service as compared to retirements among the periods.
General and administrative. General and administrative expenses totaled $133.1 million and $140.5 million during the years ended December 31, 2025 and 2024, respectively. The small decrease was due to individually insignificant items within certain corporate charges such as professional fees, corporate leases, and employee-related costs.
Merger and integration costs. Noble incurred $26.4 million and $109.4 million of merger and integration costs during the years ended December 31, 2025 and 2024, respectively, primarily as a result of the Diamond Transaction. During the current year, $25.4 million and $0.9 million of costs related directly to the Diamond Transaction and the Business Combination with Maersk Drilling, respectively. Costs incurred prior to 2025 related primarily to the Diamond Transaction, of which, a majority of the costs were attributable to the closing of the transaction and included charges for professional fees, severance, and share-based compensation. For additional information, see “Note 2 — Acquisitions and Divestitures” and “Note 3 — Merger and Integration Costs” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Gain on sale of operating assets, net. During the year ended December 31, 2025, we sold the Noble Highlander, Noble Reacher, Pacific Meltem, and Pacific Scirocco, resulting in a pre-tax gain of $9.7 million. During the year ended December 31, 2024, we sold the Noble Explorer, resulting in a pre-tax gain of $17.4 million.
Loss on impairment. During the year ended December 31, 2025, we recorded a loss on impairment of $82.7 million to reduce the carrying values of the Noble Globetrotter II, Noble Reacher, and Noble Resolve to their estimated fair value less costs to sell. There were no impairments recorded during the year ended December 31, 2024. For additional information, see “Note 5 — Property and Equipment” to our unaudited condensed consolidated financial statements.
Other Income and Expenses
Interest expense, net of amounts capitalized. Interest expense totaled $162.4 million and $94.2 million for the years ended December 31, 2025 and 2024, respectively. Interest expense increased as a result of the Diamond Transaction and primarily relates to our 2030 Notes as well as the Diamond Second Lien Notes (as defined below). For additional information, see “Note 6 — Debt“ to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Interest income and other, net. Noble recognized interest and other income of $20.0 million and interest income and other losses of $17.4 million for the years ended December 31, 2025 and 2024, respectively. For the year ended

December 31, 2025, Noble received a $3.5 million tax contribution payment from A.P. Møller Holding A/S (“APMH”), recognized a $5.9 million excise tax receivable, and made a $1.0 million annual fee payment related to the 2023 Revolving Credit Facility (as defined below). For the year ended December 31, 2024, Noble made a tax contribution repayment of $4.0 million related to a joint taxation scheme with APMH. For additional information, see “Note 10 — Income Taxes” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Income tax benefit (provision). Noble recorded an income tax provision of $56.4 million and $44.0 million during the years ended December 31, 2025 and 2024, respectively.
During the year ended December 31, 2025, our tax provision included tax benefits of $134.0 million related to non-recurring releases of valuation allowances primarily in Luxembourg and Switzerland, and a net tax benefit of $60.2 million related to changes in uncertain tax positions. Such tax benefits were offset by various recurring annual accruals of $250.6 million primarily in Guyana, the United States, Switzerland, and Luxembourg.
During the year ended December 31, 2024, our tax provision included tax benefits of $123.6 million related to non-recurring releases of valuation allowances primarily in Luxembourg, and a net tax benefit of $20.2 million related to changes in uncertain tax positions. Such tax benefits were offset by various recurring quarterly accruals of $187.8 million primarily in Guyana, Nigeria, the United States, Switzerland, and Luxembourg.
2024 Compared to 2023
Information related to a comparison of our results of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023, is included in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 18, 2025.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of capital in 2025 was cash generated from operating activities. Cash on hand during the current year was primarily used for the following:
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
In December 2025, Noble entered into agreements to sell six jackup rigs for an aggregate of $424.0 million, comprising $274.0 million in cash and $150.0 million in seller notes that have a six-year maturity. The sale of five rigs closed during the first quarter of 2026 while closing for the final rig is expected in the third quarter of 2026. For additional information, see “Note 16 — Subsequent Events” to our unaudited condensed consolidated financial statements.
Net cash provided by operating activities was $951.7 million and $655.5 million for the years ended December 31, 2025 and 2024, respectively. Net cash provided by operating activities increased mainly due to improvements in cash flows from operating assets driven by an increase in payments from customers, insurance proceeds received, and the Diamond Transaction. We had working capital balances of $512.6 million and $448.5 million at December 31, 2025 and 2024, respectively.

Net cash used in investing activities was $350.1 million and $959.0 million for the years ended December 31, 2025 and 2024, respectively. The decrease in net cash used in investing activities for the year ended December 31, 2025, was primarily attributable to the net cash paid related to the closing of the Diamond Transaction occurring during the year ended December 31, 2024, and proceeds received from rig disposals during the current year. Otherwise, net cash used in investing activities consisted of capital expenditures on routine projects associated with overhauls and upgrades on various rigs.
Net cash used in financing activities was $373.9 million and net cash provided by financing activities was $188.1 million for the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, we repurchased 0.7 million of our Ordinary Shares for a total of $20.0 million, made dividend payments to our shareholders of $320.4 million, made finance lease payments of $23.9 million, and paid $9.7 million in taxes withheld on vested employee share-based compensation awards. The year ended December 31, 2024, included the issuance of an additional $824.0 million of 2030 Notes. We also repurchased 8.4 million of our Ordinary Shares for a total of $300.0 million, made dividend payments to our shareholders of $277.8 million, and paid $66.1 million in taxes withheld on vested employee share-based compensation awards.
At December 31, 2025, we had a total contract drilling services backlog of approximately $7.0 billion, which includes a commitment of 57% of available days for 2026. For additional information regarding our backlog, see “Contract Drilling Services Backlog.”
Capital Additions
Capital additions totaled $500.1 million and $520.3 million for the years ended December 31, 2025 and 2024, respectively. Capital additions for the year ended December 31, 2025, consisted of the following:
•$296.0 million for sustaining capital;
•$179.2 million in major projects, including subsea and other related projects, and capital spares; and
•$24.9 million for rebillable capital and contract modifications.
Our total capital expenditures estimate for 2026 is expected to range between $590.0 million and $640.0 million. We expect to fund these capital expenditures with cash generated by our operations and cash on hand.
From time to time we consider possible projects and certain events may occur that would require expenditures that are not included in our capital budget, and such unbudgeted expenditures could be significant. This includes additional capital expenditures to upgrade rigs for specific customer requirements or contracts. The total amount of capital that we ultimately spend is partly dependent on broader market conditions, the actual level of current and expected contracting activity, as well as costs related to satisfying regulatory requirements. Given many of our capital related projects can take considerable time to complete, the actual costs and timing of expenditures may vary materially from estimates based on various factors, many of which are out of our control. In addition, while liquidity and preservation of capital remains our top priority, we will continue to evaluate acquisitions of drilling units from time to time.
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
As of December 31, 2025, we had no borrowings outstanding and $6.7 million of letters of credit issued under our 2023 Revolving Credit Facility and an additional $41.5 million in letters of credit and surety bonds issued under bilateral arrangements. For additional information about the 2023 Revolving Credit Facility, see “Note 6 — Debt” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
8.000% Senior Notes due 2030
In April 2023, Noble Finance II, a wholly owned subsidiary of Noble, issued $600.0 million in aggregate principal amount of its 8.000% Senior Notes due 2030 (“Initial 2030 Notes”). The Initial 2030 Notes were issued pursuant to an indenture, dated

April 18, 2023 (as supplemented or otherwise modified from time to time, the “Noble Indenture”), among Noble Finance II, the subsidiaries of Noble Finance II party thereto, as guarantors (the “Guarantors”), and U.S. Bank Trust Company, National Association, as trustee. In August 2024, Noble Finance II issued an additional $800.0 million in aggregate principal amount of its 8.000% Senior Notes due 2030 (the “Additional 2030 Notes” and, together with the Initial 2030 Notes, the “2030 Notes”) at a premium of 103% bringing the total outstanding principal amount to $1.4 billion. The Additional 2030 Notes were issued pursuant to the Noble Indenture and the net proceeds from the offering of the Additional 2030 Notes were primarily used to fund the cash consideration in the Diamond Transaction and to pay any premiums, fees, and expenses related to the issuance of the Additional 2030 Notes. As of December 31, 2025, we had outstanding $1.4 billion aggregate principal amount of our 2030 Notes. For additional information about the 2030 Notes, see “Note 6 — Debt” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
8.500% Senior Secured Second Lien Notes due 2030
In connection with the Diamond Transaction, the Company assumed $550.0 million aggregate principal amount of 8.500% Senior Secured Second Lien Notes due October 2030 (the “Diamond Second Lien Notes”) issued pursuant to an indenture, dated as of September 21, 2023 (as supplemented and otherwise modified from time to time, the “Diamond Second Lien Indenture”), among Diamond Foreign Asset Company and Diamond Finance, LLC, as issuers, Diamond, the other guarantors party thereto and HSBC Bank USA, National Association, as trustee and as collateral agent. As of December 31, 2025, we had outstanding $550.0 million aggregate principal amount of our Diamond Second Lien Notes. For additional information about the Diamond Second Lien Notes, see “Note 6 — Debt” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Diamond Credit Agreement
In connection with the Diamond Transaction, the Company terminated Diamond’s $300.0 million senior secured revolving credit facility (the “Diamond Revolving Credit Facility”) under a credit agreement, dated as of April 23, 2021 (as amended and otherwise modified, the “Diamond Credit Agreement”), among Diamond, Diamond Foreign Asset Company, as borrower, the lenders party thereto from time to time and HSBC Bank USA, National Association, as administrative agent, collateral agent, and issuing lender. The revolving commitments under the Diamond Credit Agreement were scheduled to mature in April 2026. At the time of the Diamond Transaction and the termination of the commitments under the Diamond Credit Agreement, Diamond had no outstanding borrowings under the Diamond Credit Agreement. For additional information about the Diamond Credit Agreement, see “Note 6 — Debt” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Dividends
Our most recent quarterly dividend, totaling $79.4 million (or $0.50 per share), was declared on October 27, 2025, and paid on December 18, 2025, to shareholders of record at close of business on December 4, 2025. During the year ended December 31, 2025, we declared dividends of $321.3 million, including accrued dividends, (or $2.00 per share), and made cash dividend payments of approximately $317.6 million.
On February 11, 2026, Noble’s Board of Directors declared an interim quarterly cash dividend on our Ordinary Shares of $0.50 per share. This dividend will be paid on March 19, 2026, to shareholders of record at close of business on March 4, 2026.
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
Share Repurchases
Under English law, the Company is only permitted to purchase its own Ordinary Shares by way of an “off-market purchase” pursuant to a contract approved by shareholders (except where the purchase is for the purposes of, or pursuant to, any employees’ share scheme). Such purchases may be paid for either (i) out of Noble’s “distributable reserves” as determined by reference to relevant statutory accounts in accordance with English law or (ii) from the proceeds of a fresh issue of shares made for the purpose of financing the purchase. On October 22, 2024, Noble’s Board of Directors authorized an increased share repurchase authorization of up to an additional $400.0 million and, at the 2025 annual general meeting of shareholders, shareholders approved the repurchase of up to 23,800,068 Ordinary Shares. The authorization by the Board of Directors has approximately $370.0 million remaining, does not have a fixed expiration, and may be modified, suspended, or discontinued at any time. None of the shareholder authorization to purchase up to 23,800,068 Ordinary Shares has yet been utilized, and the authorization by shareholders expires on May 8, 2030 (subject to certain exceptions). The program does not obligate us to acquire any particular amount of Ordinary Shares. During the year ended December 31, 2025, we repurchased 0.7 million of our Ordinary Shares. All repurchased shares were subsequently cancelled.
Summary of Contractual Cash Obligations and Commitments
We have $127.8 million of net long-term income tax and non-income tax reserves, including interest and penalties, which are included in “Other liabilities” due to the difficulty in making reasonably reliable estimates of the timing of cash settlements to taxing authorities. See “Note 10 — Income Taxes” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
At December 31, 2025, no long-term debt is due in the next twelve months and $2.0 billion will be due subsequent to 2026. See “Note 6 — Debt” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. We may seek to refinance all or a portion of our long-term debt obligations, including the 2023 Revolving Credit Facility, though any such refinancing transactions are subject to market and other conditions and there are no assurances that we will complete any such transactions, in whole or in part, or as to the amount or timing of any such transactions.
At December 31, 2025, $13.6 million of pension obligations will be due in the next twelve months and the remainder of $129.1 million will be due subsequent to 2026. See “Note 11 — Employee Benefit Plans” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. In addition, $11.0 million is due on a long-term basis under the Danish Holiday Act of 2020.
For a description of our operating and finance lease obligations, refer to “Note 9 — Leases” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
At December 31, 2025, we had other commitments that we are contractually obligated to fulfill with cash if the obligations are called. These obligations include letters of credit that guarantee our performance as it relates to our drilling contracts, tax, and other obligations in various jurisdictions. We expect to comply with the underlying performance requirements and we expect obligations under these letters of credit and surety bonds will not be called. At December 31, 2025, $17.2 million of letters of credit and commercial commitments will expire in the next twelve months and the remainder of $31.0 million will expire subsequent to 2026.
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

	Noble Corporation plc and Subsidiaries
	Unaudited Condensed Consolidating Selected Financials
	December 31, 2025

	Consolidated Noble Finance II LLC	Consolidated Noble Offshore Drilling, Inc.	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Balance Sheets
Cash and cash equivalents	$259,233	$204,771	$7,395	$—	$471,399
Total current assets	2,098,558	680,584	79,100	(1,585,960)	1,272,282
Total current liabilities	671,158	502,380	1,881,542	(2,295,351)	759,729
Total debt	1,400,982	1,170,694	—	(595,885)	1,975,791
Total shareholders' equity	4,738,725	907,095	3,628,863	(4,725,833)	4,548,850

	Noble Corporation plc and Subsidiaries
	Unaudited Condensed Consolidating Selected Financials
	Twelve Months Ended December 31, 2025

	Consolidated Noble Finance II LLC	Consolidated Noble Offshore Drilling, Inc.	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Statements of Operations
Operating revenues	$2,354,594	$935,091	$—	$(4,117)	$3,285,568
Operating costs and expenses	2,092,947	738,513	42,673	(4,117)	2,870,016
Depreciation and amortization	430,522	154,947	—	—	585,469

Statements of Cash Flows
Net cash provided by (used in) operating activities	$751,855	$186,144	$13,679	$—	$951,678
Capital expenditures	(425,701)	(93,822)	—	—	(519,523)
Proceeds from disposal of assets, net	147,201	—	—	—	147,201
Dividend payments	—	—	(320,368)	—	(320,368)
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
Recoverability of Assets
We evaluate our property and equipment and intangible assets for impairment whenever there are changes in facts that suggest that the value of the asset is not recoverable. An impairment loss is recognized when and to the extent that an asset's carrying value exceeds its estimated fair value. To the extent actual results do not meet our estimated assumptions for a given rig, piece of equipment, or intangible customer contract, we may take an impairment loss in the future. In determining the fair value of the assets, we make significant assumptions and estimates regarding future market conditions using significant unobservable inputs representative of a Level 3 fair value measurement. Critical assumptions used in our estimate include projected dayrates, utilization, and discount rate. These projections involve uncertainties that rely on assumptions about current and future market conditions, timing of future contract awards, and marketability of a unit. It can be difficult to determine the fair value based on the cyclical nature of our business, demand for offshore drilling rigs in different markets, and changes in economic conditions.
During the year ended December 31, 2025, we recognized aggregate impairment charges of $82.7 million. See “Note 5 — Property and Equipment” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information. No impairment charges were recognized during the year ended December 31, 2024.
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
We currently operate, and have in the past operated, in a number of countries throughout the world and our tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. We recognize uncertain tax positions that we believe have a greater than 50% likelihood of being sustained upon challenge by a tax authority. We cannot predict nor provide assurance as to the ultimate outcome of any existing or future assessments. A change in judgment related to the expected ultimate resolution of uncertain tax positions will be recognized in earnings in the quarter of such change. We believe that our reserve for uncertain tax positions, including related interest and penalties, is adequate. As of December 31, 2025 and 2024, the Company had $117.6 million and $196.0 million of net long-term tax reserves for unrecognized tax benefits, including interest and penalties, which are included in “Other liabilities.” The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and, therefore, could have a material impact on our tax provision, net income and cash flows.
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
Employment practices liability claims are accrued based on actual claims during the year. Maritime employer’s liability claims are generally estimated using actuarial determinations. General liability claims are estimated by our internal claims department by evaluating the facts and circumstances of each claim (including incurred but not reported claims) and making estimates based upon historical experience with similar claims. The amount of our loss reserves for personal injury and protection claims is based on an analysis performed by a third-party actuary which uses our historical loss patterns and trends as well as industry data to estimate the unpaid loss and allocated loss adjustment expense. Claim severity experienced in each year, ranging from minor incidents to permanent disability or injuries requiring extensive medical care, is a key driver of the variability around our reserve estimates. These estimates are further subject to uncertainty because the ultimate disposition of claims incurred is subject to the outcome of events which have not yet transpired. Accordingly, we may be required to increase or decrease our reserve levels. At December 31, 2025, loss reserves for personal injury and protection claims totaled $29.5 million and was included in “Other current liabilities” in the accompanying Consolidated Balance Sheets. At December 31, 2024, loss reserves for personal injury and protection claims totaled $175.3 million, of which $160.4 million was included in “Other current liabilities” and $14.9 million in “Other long-term liabilities” in the accompanying Consolidated Balance Sheets.
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
As of December 31, 2025, we had no borrowings outstanding under the 2023 Revolving Credit Facility and $6.7 million of performance letters of credit outstanding thereunder.
Because they bear interest at a fixed rate, the fair value of the 2030 Notes and the Diamond Second Lien Notes will fluctuate based on changes in market expectations for interest rates and perceptions of our credit risk. The fair value of our total debt was $2.0 billion as of December 31, 2025.
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
Several of our regional shorebases have a significant amount of their cash operating expenses payable in foreign currencies. In order to limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which have historically settled monthly in the operations’ respective local currencies. All of these contracts had a maturity of less than 12 months. Based on current projections, a 10% increase in the average exchange rates of all foreign currencies would hypothetically increase our future estimated operating expenses by approximately $18.5 million.
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
The Company’s pension plan assets are exposed to the market prices of debt and equity securities. Changes to the pension plan asset values can impact the Company’s pension expense, funded status, and future minimum funding requirements. The Company aims to reduce risk through asset diversification and by investing in long duration fixed-income securities that have a duration similar to that of its pension liabilities. At December 31, 2025, the value of the investments in the pension funds was $207.6 million, and a hypothetical 10.0% decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $20.8 million. A significant decline in the value of pension assets could require Noble to increase funding of its pension plans in future periods, which could adversely affect cash flows in those periods. In addition, a decline in the fair value of these plan assets, in the absence of additional cash contributions to the plans by Noble, could increase the amount of pension cost required to be recorded in future periods by Noble.

Item 8. Financial Statements and Supplementary Data.
The following financial statements are filed in this Item 8:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Noble Corporation plc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Noble Corporation plc and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Accounting for Income Taxes
As described in Notes 1, 10, and 12 to the consolidated financial statements, the Company recorded an income tax provision of $56.4 million for the year ended December 31, 2025, and has net deferred tax assets of $292.6 million, including a valuation allowance of $2,890.9 million, and a reserve for uncertain tax positions, including interest and penalties, of $119.2 million as of December 31, 2025. The Company’s income taxes are based on the laws and rates in effect in the countries in which operations are conducted or in which the Company or its subsidiaries are considered resident for income tax purposes. The Company’s gross deferred tax asset balance at year-end reflects the application of the Company’s income tax accounting policies and is based on management’s estimates, judgments, and assumptions regarding realizability. If it is more likely than not that a portion of the deferred tax assets will not be realized in a future period, the deferred tax assets will be reduced by a valuation allowance based on management’s estimates. The Company operates in numerous countries throughout the world and its tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. Management recognizes uncertain tax positions that it believes have a greater than 50% likelihood of being sustained upon challenge by a tax authority.
The principal considerations for our determination that performing procedures relating to accounting for income taxes is a critical audit matter are (i) the significant judgment by management when determining the income tax provision, net deferred tax assets, including a valuation allowance, and the reserve for uncertain tax positions; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to these account balances and tax positions; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes. These procedures also included, among others (i) testing the income tax provision, including the effective tax rate reconciliation and certain permanent and temporary differences; (ii) testing the completeness and accuracy of underlying data used in measuring and recognizing deferred tax assets and liabilities; (iii) evaluating management’s assessment of the realizability of certain deferred tax assets on a jurisdictional basis; (iv) evaluating the completeness of management’s assessment of the identification of uncertain tax positions, possible outcomes of certain uncertain tax positions based on the application of relevant tax laws, and the amount of the potential benefit to be realized on certain uncertain tax positions, including estimated interest and penalties; and (v) evaluating the status and results of income tax audits with the relevant tax authorities. Professionals with specialized skill and knowledge were used to assist in evaluating management’s assessment of the tax impact of (i) foreign transactions under US tax laws; (ii) cross-border restructurings; and (iii) transfer pricing.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 12, 2026
We have served as the Company’s auditor since 1994.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$471,399	$247,303
Accounts receivable, net	589,597	796,961
Taxes receivable	78,827	56,389
Prepaid expenses and other current assets	132,459	288,211
Total current assets	1,272,282	1,388,864
Property and equipment, at cost	6,639,045	6,904,731
Accumulated depreciation	(1,236,222)	(868,914)
Property and equipment, net	5,402,823	6,035,817
Other assets	854,662	540,087
Total assets	$7,529,767	$7,964,768
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$298,751	$397,622
Accrued payroll and related costs	81,754	116,877
Taxes payable	83,256	78,900
Interest payable	35,827	36,075
Other current liabilities	260,141	310,888
Total current liabilities	759,729	940,362
Long-term debt	1,975,791	1,980,186
Deferred income taxes	5,402	9,202
Noncurrent contract liabilities	—	8,580
Other liabilities	239,995	375,052
Total liabilities	2,980,917	3,313,382
Commitments and contingencies (Note 12)
Shareholders' equity
Common stock, $0.00001 par value; 158,853,799 and 158,946,711 ordinary shares outstanding as of December 31, 2025 and 2024, respectively	1	1
Additional paid-in capital	4,257,059	4,236,172
Retained earnings	286,630	411,244
Accumulated other comprehensive income (loss)	5,160	3,969
Total shareholders' equity	4,548,850	4,651,386
Total liabilities and equity	$7,529,767	$7,964,768
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Operating revenues
Contract drilling services	$3,107,207	$2,918,767	$2,461,715
Reimbursables and other	178,361	139,051	127,303
	3,285,568	3,057,818	2,589,018
Operating costs and expenses
Contract drilling services	1,915,551	1,687,164	1,452,281
Reimbursables	136,389	105,479	91,642
Depreciation and amortization	585,469	428,626	301,345
General and administrative	133,147	140,499	128,413
Merger and integration costs	26,382	109,424	60,335
(Gain) loss on sale of operating assets, net	(9,586)	(17,357)	—
Loss on impairment	82,664	—	—
Hurricane losses and (recoveries), net	—	—	(19,703)
	2,870,016	2,453,835	2,014,313
Operating income (loss)	415,552	603,983	574,705
Other income (expense)
Interest expense, net of amounts capitalized	(162,403)	(94,211)	(59,139)
Gain (loss) on extinguishment of debt, net	—	—	(26,397)
Interest income and other, net	19,953	(17,438)	18,069
Gain on bargain purchase	—	—	5,005
Income (loss) before income taxes	273,102	492,334	512,243
Income tax benefit (provision)	(56,385)	(43,981)	(30,341)
Net income (loss)	$216,717	$448,353	$481,902
Basic earnings (loss) per share	$1.36	$3.01	$3.48
Diluted earnings (loss) per share	$1.35	$2.96	$3.32
Weighted Average Shares Outstanding
Basic	158,872	148,733	138,380
Diluted	160,202	151,639	145,197
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net income (loss)	$216,717	$448,353	$481,902
Other comprehensive income (loss)
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive income (loss), net of tax provision (benefit) of $(2,058), $457, and $(940) for the years ended December 31, 2025, 2024, and 2023, respectively	1,191	937	(615)
Other comprehensive income (loss), net	1,191	937	(615)
Comprehensive income (loss)	$217,908	$449,290	$481,287
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash flows from operating activities
Net income (loss)	$216,717	$448,353	$481,902
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	585,469	428,626	301,345
Amortization of intangible assets and contract liabilities, net	(8,365)	(60,032)	(106,776)
Gain on bargain purchase	—	—	(5,005)
(Gain) loss on extinguishment of debt, net	—	—	26,397
(Gain) loss on sale of operating assets, net	(9,586)	(17,357)	—
Loss on impairment	82,664	—	—
Deferred income taxes	44,401	(42,647)	(98,093)
Amortization of share-based compensation	30,512	43,797	37,680
Other costs, net	(1,897)	(13,964)	(8,036)
Net changes in operating assets and liabilities	11,763	(131,301)	(55,077)
Net cash provided by (used in) operating activities	951,678	655,475	574,337
Cash flows from investing activities
Capital expenditures	(519,523)	(575,315)	(409,581)
Proceeds from insurance claims	22,254	23,297	18,809
Cash acquired (used) in business combinations, net	—	(417,041)	—
Proceeds from disposal of assets, net	147,201	10,040	24,264
Net cash provided by (used in) investing activities	(350,068)	(959,019)	(366,508)
Cash flows from financing activities
Issuance of debt	—	824,000	600,000
Repayments of debt	—	—	(673,411)
Borrowing on credit facilities	—	35,000	—
Repayments of credit facilities	—	(35,000)	—
Debt issuance costs	—	(10,002)	(24,914)
Debt extinguishment costs	—	—	(25,697)
Warrants exercised	44	1,443	485
Share repurchases	(20,000)	(299,989)	(94,826)
Dividend payments	(320,368)	(277,831)	(98,804)
Withholding tax related to employee stock transactions	(9,669)	(66,057)	(8,624)
Finance lease payments	(23,936)	(6,064)	—
Other	—	22,578	—
Net cash provided by (used in) financing activities	(373,929)	188,078	(325,791)
Net increase (decrease) in cash, cash equivalents, and restricted cash	227,681	(115,466)	(117,962)
Cash, cash equivalents, and restricted cash, beginning of period	252,279	367,745	485,707
Cash, cash equivalents, and restricted cash, end of period	$479,960	$252,279	$367,745
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at December 31, 2022	134,681	$1	$3,347,507	$255,930	$3,647	$3,607,085
Employee-related equity activity:
Amortization of share-based compensation	—	—	37,680	—	—	37,680
Issuance of share-based compensation shares	501	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(8,624)	—	—	(8,624)
Warrants exercised	7,939	—	485	—	—	485
Share repurchases	(2,347)	—	—	(94,826)	—	(94,826)
Dividends	—	—	—	(101,847)	—	(101,847)
Net income (loss)	—	—	—	481,902	—	481,902
Other comprehensive income (loss), net	—	—	—	—	(615)	(615)
Balance at December 31, 2023	140,774	$1	$3,377,048	$541,159	$3,032	$3,921,240
Employee-related equity activity:
Amortization of share-based compensation	—	—	43,797	—	—	43,797
Issuance of share-based compensation shares	2,131	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(66,057)	—	—	(66,057)
Warrants exercised	245	—	1,443	—	—	1,443
Share repurchases	(8,443)	—	—	(299,989)	—	(299,989)
Issuance of common stock for Diamond Offshore Drilling merger	24,240	—	879,941	—	—	879,941
Dividends	—	—	—	(278,279)	—	(278,279)
Net income (loss)	—	—	—	448,353	—	448,353
Other comprehensive income (loss), net	—	—	—	—	937	937
Balance at December 31, 2024	158,947	$1	$4,236,172	$411,244	$3,969	$4,651,386
Employee-related equity activity:
Amortization of share-based compensation	—	—	30,512	—	—	30,512
Issuance of share-based compensation shares	643	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(9,669)	—	—	(9,669)
Warrants exercised	1	—	44	—	—	44
Share repurchases	(737)	—	—	(20,000)	—	(20,000)
Dividends	—	—	—	(321,331)	—	(321,331)
Net income (loss)	—	—	—	216,717	—	216,717
Other comprehensive income (loss), net	—	—	—	—	1,191	1,191
Balance at December 31, 2025	158,854	$1	$4,257,059	$286,630	$5,160	$4,548,850
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)

Note 1 — Organization and Significant Accounting Policies
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921. As of December 31, 2025, our fleet of 36 drilling rigs consisted of 25 floaters and 11 jackups.
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
See “Note 2 — Acquisitions and Divestitures” for additional information.
References in this Annual Report on Form 10-K to “Noble,” the “Company,” “we,” “us,” and “our” refer collectively to Noble and its consolidated subsidiaries on and after the Diamond Closing Date, as applicable.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits with banks, and all highly liquid investments with original maturities of three months or less. Our cash, cash equivalents, and short-term investments are subject to potential credit risk, and certain of our cash accounts carry balances greater than the federally insured limits. Cash and cash equivalents are primarily held by major banks or investment firms. Our cash management and investment policies restrict investments to lower risk, highly liquid securities, and we perform periodic evaluations of the relative credit standing of the financial institutions with which we conduct business.
Restricted Cash
We classify restricted cash balances in current assets if the restriction is expected to expire or otherwise be resolved within one year and in other assets if the restriction is expected to expire or otherwise be resolved in more than one year. As of December 31, 2025 and 2024, our restricted cash balance consisted of $8.6 million and $5.0 million, respectively. All restricted cash is recorded in “Prepaid expenses and other current assets.” As of December 31, 2025, our restricted cash balance was related to cash collateral for Company rig performance guarantees and other performance obligations.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Accounts Receivable
We record accounts receivable at the amount we invoice our clients, net of allowance for credit losses. We provide an allowance for uncollectible accounts, as necessary. Our allowance for doubtful accounts was zero as of both December 31, 2025 and 2024.
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
Scheduled maintenance of equipment is performed based on the number of hours operated in accordance with our preventative maintenance program. Routine repair and maintenance costs are charged to expense as incurred; however, the costs of the overhauls and asset replacement projects that benefit future periods, and which typically occur every three to five years, are capitalized when incurred and depreciated over an equivalent period. These overhauls and asset replacement projects are included in “Drilling equipment and facilities” in “Note 5 — Property and Equipment.”
We evaluate our property and equipment for impairment whenever there are changes in facts that suggest that the value of the asset is not recoverable. As part of this analysis, we make assumptions and estimates regarding future market conditions. When circumstances indicate that the carrying value of the assets may not be recoverable, management compares the carrying value to the expected undiscounted pre-tax future cash flows for the associated rig for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows are lower than the carrying value, the net capitalized costs are reduced to fair value. An impairment loss is recognized to the extent that an asset's carrying value exceeds its estimated fair value. Fair value is generally estimated using a discounted cash flow model. The expected future cash flows used for impairment assessment and related fair value measurements are typically based on judgmental assessments of, but are not limited to, timing of future contract awards and expected operating dayrates, operating costs, utilization rates, discount rates, capital expenditures, reactivation costs, estimated economic useful lives and, in certain cases, our belief that a drilling unit is no longer marketable and is unlikely to return to service in the near to medium term, and considering all available information at the date of assessment. During the years ended December 31, 2025 and 2024, we did not identify any impairment triggers based on market conditions for our property and equipment.
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
Business Combinations
In connection with our acquisitions, we apply the acquisition method of accounting. Accordingly, we record the acquired assets and assumed liabilities at fair value and recognize goodwill to the extent the consideration transferred exceeded the fair value of the net assets acquired. To the extent the fair value of the net assets acquired exceeded the consideration transferred, we recognize a bargain purchase gain. Changes in these judgments or estimates can have a material impact on the valuation of the respective assets and liabilities acquired and our results of operations in periods after acquisition. The allocation of the purchase price may be modified up to one year after the acquisition date as more information is obtained

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
about the fair value of assets acquired and liabilities assumed. We estimate the fair values of the acquired assets and assumed liabilities as of the date of the acquisition. See “Note 2 — Acquisitions and Divestitures” for additional information.
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
Deferred revenues from drilling contracts totaled $97.1 million and $101.9 million at December 31, 2025 and 2024, respectively. Such amounts are included in either “Other current liabilities” or “Other liabilities” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition. Related expenses deferred under drilling contracts totaled $30.6 million and $37.1 million at December 31, 2025 and 2024, respectively, and are included in either “Prepaid expenses and other current assets” or “Other assets” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.
We record reimbursements from customers for “out-of-pocket” expenses as revenues and the related direct cost as operating expenses.
Income Taxes
Income taxes are based on the laws and rates in effect in the countries in which operations are conducted or in which we, or our subsidiaries, are considered resident for income tax purposes. In certain circumstances, we expect that, due to changing demands of the offshore drilling markets and the ability to redeploy our offshore drilling units, certain of such units will not reside in a location long enough to give rise to future tax consequences. As a result, no deferred tax asset or liability has been recognized in these circumstances. Should our expectations change regarding the length of time an offshore drilling unit will be used in a given location, we will adjust deferred taxes accordingly.
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
We operate through various subsidiaries in numerous countries throughout the world, including the United States. Consequently, we are subject to changes in tax laws, treaties, and regulations or the interpretation or enforcement thereof in the United States, UK, and any other jurisdictions in which we, or any of our subsidiaries, operate or are resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the IRS or other taxing authorities do not agree with our assessment of the effects of such laws, treaties, and regulations, this could have a material adverse effect on us including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions. The Company has adopted an accounting policy to look through the outside basis of partnerships and all other flow-through entities and exclude these from the computation of deferred taxes.

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
Employment practices liability claims are accrued based on actual claims during the year. Maritime employer’s liability claims are generally estimated using actuarial determinations. General liability claims are estimated by our internal claims department by evaluating the facts and circumstances of each claim (including incurred but not reported claims) and making estimates based upon historical experience with similar claims. At December 31, 2025, loss reserves for personal injury and protection claims totaled $29.5 million and was included in “Other current liabilities” in the accompanying Consolidated Balance Sheets. At December 31, 2024, loss reserves for personal injury and protection claims totaled $175.3 million of which $160.4 million was included in “Other current liabilities” and $14.9 million in “Other long-term liabilities” in the accompanying Consolidated Balance Sheets.
Earnings per Share
Our unvested share-based payment awards contain forfeitable rights to dividends and are, therefore, included in earnings per share pursuant to the Treasury Stock Method. The dilutive effect of stock warrants is also determined using the Treasury Stock Method. The diluted earnings per share calculation is adjusted for mandatory exercise, under the Treasury Stock Method, if the condition is met at the balance sheet date. At December 31, 2025 and 2024, the Mandatory Exercise Condition (as defined in the applicable warrant agreement) set forth in the warrant agreements for the Tranche 1 Warrants and the Tranche 2 Warrants (each as defined below) was satisfied. See “Note 4 — Earnings (Loss) Per Share” for additional information.
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Accounting Pronouncements
Accounting Standards Adopted.
In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, the following for public business entities: (i) enhanced disclosures of specific categories of reconciling items included in the rate reconciliation, as well as additional information for any of these items meeting certain qualitative and quantitative thresholds, (ii) disclosure of the nature, effect, and underlying causes of each individual reconciling item disclosed in the rate reconciliation and the judgment used in categorizing them if not otherwise evident, and (iii) enhanced disclosures for income taxes paid, which includes federal, state, and foreign taxes, as well as for individual jurisdictions over a certain quantitative threshold. The amendments in ASU 2023-09 eliminate the requirement to disclose the nature and estimate of the range of the reasonably possible change in unrecognized tax benefits for the 12 months after the balance sheet date. The Company has adopted the ASU on a prospective basis.
Recently Issued Accounting Standards.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update aims to address challenges encountered when applying the guidance in Topic 326, Financial Instruments—Credit Losses, to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers by introducing a practical expedient for all entities and an accounting policy election for entities other than public business entities related to applying Subtopic 326-20 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company does not expect this pronouncement to have any impact on our consolidated financial statements.
In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable interest. This update aims to improve the requirements for identifying the accounting acquirer in Topic 805, Business Combinations. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company does not expect this pronouncement to have any impact on our consolidated financial statements.
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
Purchase Price Allocation
The Diamond Transaction has been accounted for using the acquisition method of accounting under ASC 805, Business Combinations, with Noble being treated as the accounting acquirer. Under the acquisition method of accounting, the assets acquired and liabilities assumed of Diamond and its subsidiaries were recorded at their respective fair values on the Diamond Closing Date. Total consideration for the acquisition was $1.5 billion, which included $610.3 million in cash paid and $879.9 million in non-cash consideration, primarily related to Ordinary Shares issued to legacy Diamond shareholders and the replacement of legacy Diamond RSUs (as defined below).
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
Diamond Off-market Contracts. The Company recorded liabilities from drilling contracts that had unfavorable terms compared to the current market which were recorded on the Diamond Closing Date. The Company recognized the fair value adjustments as off-market contract liabilities recorded in “Noncurrent contract liabilities.”
Diamond Debt. In connection with the Diamond Transaction, the Company assumed the Diamond Second Lien Notes (as defined herein) in an outstanding principal debt amount of $550.0 million and terminated Diamond’s senior secured revolving credit facility (the “Diamond Revolving Credit Facility”) with a total commitment amount of $300.0 million, which was scheduled to mature in April 2026. The valuation of the Diamond Second Lien Notes was based on relevant market data as of the Diamond Closing Date and the term of the Diamond Second Lien Notes. Considering that the interest rate and implied yield for the Diamond Second Lien Notes were within a range of comparable market yields (with considerations for term and seniority), a fair value adjustment was recorded relating to the Diamond Second Lien Notes. For additional information, see “Note 6 — Debt.”
The following table represents the allocation of the total purchase price of Diamond to the identifiable assets acquired and the liabilities assumed based on the fair values as of the Diamond Closing Date. In connection with this acquisition, the Company incurred $25.4 million and $84.5 million of acquisition related costs during the years ended December 31, 2025 and 2024, respectively. The results of Diamond operations were included in the Company’s results of operations effective on the Diamond Closing Date. Upon completion of our assessment as of December 31, 2024, the Company concluded that no goodwill nor gain on bargain purchase should be recorded as appropriate under US GAAP.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)

Purchase price consideration:
Fair value of Ordinary Shares transferred to legacy Diamond shareholders	$857,678
Fair value of replacement Diamond RSU Awards attributable to the purchase price	22,263
Cash paid to legacy Diamond shareholders	583,152
Cash paid to terminate the Diamond Revolving Credit Facility	308
Cash paid to settle contingent success fees	17,316
Cash paid for retention bonuses	4,422
Cash paid for short-term incentive plans	5,086
Total purchase price consideration	$1,490,225

Assets acquired:
Cash and cash equivalents	$193,243
Accounts receivable, net	193,194
Taxes receivable	6,971
Prepaid expenses and other current assets	69,781
Total current assets	463,189
Property and equipment, net	1,817,986
Assets held for sale	5,300
Other assets	193,289
Total assets acquired	2,479,764
Liabilities assumed:
Accounts payable	82,805
Accrued payroll and related costs	36,791
Taxes payable	3,699
Interest payable	19,750
Other current liabilities	137,788
Total current liabilities	280,833
Long-term debt	580,250
Deferred income taxes	184
Noncurrent contract liabilities	27,663
Other liabilities	100,609
Total liabilities assumed	989,539
Net assets acquired	$1,490,225
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
Note 3 — Merger and Integration Costs
During the years ended December 31, 2025, 2024, and 2023, the Company incurred $26.4 million, $109.4 million, and $60.3 million, respectively, of merger and integration costs directly attributable to its merger and integration activities associated with the business combinations with Diamond and Maersk Drilling. Merger and integration costs consisted primarily of transaction-related acquisition costs, costs related to integration activities, severance costs, retention costs, professional fees, and other costs such as share-based compensation charges that are directly attributable to these activities. All merger and integration costs were expensed as incurred and recorded under “Merger and integration costs.”
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Note 4 — Earnings (Loss) Per Share
The following table presents the computation of basic and diluted earnings (loss) per share:

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Numerator:
Net income (loss)	$216,717	$448,353	$481,902
Denominator:
Weighted average shares outstanding — basic	158,872	148,733	138,380
Dilutive effect of share-based awards	535	1,512	3,158
Dilutive effect of warrants	795	1,394	3,659
Weighted average shares outstanding — diluted	160,202	151,639	145,197
Earnings (loss) per share data:
Basic	$1.36	$3.01	$3.48
Diluted	$1.35	$2.96	$3.32
Only those items having a dilutive impact on our basic earnings (loss) per share are included in diluted earnings (loss) per share. The following table displays the share-based instruments that have been excluded from diluted earnings (loss) per share since the effect would have been anti-dilutive:

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Warrants (1)	2,773	2,774	2,774
(1)    Represents the total number of warrants outstanding which did not have a dilutive effect. In periods where the warrants are determined to be dilutive, the number of shares which will be included in the computation of diluted shares is determined using the Treasury Stock Method, adjusted for mandatory exercise provisions under the warrant agreements, if applicable.
Note 5 — Property and Equipment
Property and equipment, at cost, for Noble consisted of the following:

	December 31,
	2025	2024
Drilling equipment and facilities	$6,332,098	$6,650,034
Construction in progress	215,637	197,789
Other	91,310	56,908
Property and equipment, at cost	$6,639,045	$6,904,731
Capital additions, including capitalized interest, during the years ended December 31, 2025, 2024, and 2023 totaled $500.1 million, $520.3 million, and $454.3 million, respectively.
During 2025, we sold the Noble Highlander, Noble Reacher, Pacific Meltem, and Pacific Scirocco, resulting in a pre-tax gain of $9.7 million. In addition, we received an advanced deposit from the buyer regarding the impending sale of the Noble Resolve (as outlined below), which is expected to close in the second quarter of 2026. As a result, net proceeds received related to the aforementioned rig sales totaled $146.6 million in 2025.
In August 2025, we announced our intent to dispose of the Noble Globetrotter II. In December 2025, we announced that the Company signed definitive agreements to sell six jackup rigs, which includes the sale of five rigs to Borr Drilling Limited (Noble Tom Prosser, Noble Mick O'Brien, Noble Regina Allen, Noble Resilient, and Noble Resolute) and a separate transaction for the sale of one rig to Ocean Oilfield Drilling (Noble Resolve). See “Note 16 — Subsequent Events” for additional information.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
As of December 31, 2025, the Noble Globetrotter II and the six jackup rigs qualified as held for sale and were included in “Other assets” on our Consolidated Balance Sheet at their combined carrying value of $349.1 million.
Upon classification of the above mentioned rigs as held for sale, we recognized aggregate impairment charges of $81.9 million in 2025 related to the completed or planned rig disposals and related assets. We measured the impairment of the rigs and related assets as the amount by which the carrying amount exceeded the estimated fair value less costs to sell. We estimated the fair value of the assets using significant other observable inputs, representative of Level 2 fair value measurements, including binding contracts or indicative market values for the sale of rigs and related assets for use outside of the drilling industry.
During 2024, we sold the Noble Explorer for proceeds of $25.0 million, $21.5 million of which was received in the fourth quarter of 2023, resulting in a pre-tax gain of $17.4 million. Also, during 2024, we sold the Ocean Valiant and the Ocean Onyx for net proceeds of $10.0 million.
Note 6 — Debt
Amended and Restated Senior Secured Revolving Credit Agreement
In April 2023, Noble entered into the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 18, 2023, and as amended on June 24, 2024, and on December 16, 2025 (the “2023 Revolving Credit Agreement”), by and among Noble Finance II LLC (“Noble Finance II”), Noble International Finance Company, Noble Drilling A/S, and certain additional subsidiaries of Noble Finance II as from time to time designated by Noble Finance II, as borrowers, the lenders and issuing banks party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, and security trustee. The revolving credit facility under the 2023 Revolving Credit Agreement (the “2023 Revolving Credit Facility”) provides for commitments of $550.0 million with maturity in 2028. The guarantors under the 2023 Revolving Credit Facility are the same subsidiaries of Noble Finance II that are or will be guarantors of the 2030 Notes (as defined below). As of December 31, 2025, we had no borrowings outstanding and $6.7 million of letters of credit issued under the 2023 Revolving Credit Agreement.
All obligations of the Borrowers (as defined herein) under the 2023 Revolving Credit Agreement, certain cash management obligations, certain letter of credit obligations and certain swap obligations are unconditionally guaranteed, on a joint and several basis, by Noble Finance II and certain of its direct and indirect subsidiaries, including a guarantee by each Borrower of the obligations of each other Borrower under the 2023 Revolving Credit Agreement. All such obligations, including the guarantees of the 2023 Revolving Credit Facility, are secured by senior priority liens on substantially all assets of, and the equity interests in, Noble Finance II and each other credit party, including substantially all rigs owned by subsidiaries of Noble Finance II as of the date of the 2023 Revolving Credit Agreement, along with certain other rigs in the future such that collateral rigs shall generate at least 80% of the total revenue of all rigs owned by Noble Finance II and its restricted subsidiaries and the ratio of the aggregate rig value of the collateral rigs to the commitments under the 2023 Revolving Credit Facility is at least 5.00 to 1.00, in each case, subject to certain exceptions and limitations described in the 2023 Revolving Credit Agreement.
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
The 2023 Revolving Credit Agreement obligates Noble Finance II to comply with the following financial covenants:
•as of the last day of each fiscal quarter, the Interest Coverage Ratio (as defined in the 2023 Revolving Credit Agreement) is not permitted to be less than 2.50 to 1.00; and
•as of the last day of each fiscal quarter, the Consolidated Total Net Leverage Ratio (as defined in the 2023 Revolving Credit Agreement) is not permitted to be greater than 3.00 to 1.00.
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
8.500% Senior Secured Second Lien Notes due 2030
On September 21, 2023, Diamond Foreign Asset Company and Diamond Finance, LLC (collectively referred to as the “Issuers”) issued $550.0 million aggregate principal amount of 8.500% Senior Secured Second Lien Notes due October 2030 (the “Diamond Second Lien Notes”) with interest payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2024. The Diamond Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Noble Offshore Drilling, Inc. (formerly known as Dolphin Merger Sub 2, Inc. and as successor by merger with Diamond) (“NODI”) and each of its existing restricted subsidiaries (other than the Issuers) and by certain of NODI’s future restricted subsidiaries.
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
DNB Credit Facility and New DNB Credit Facility
On December 22, 2022, Maersk Drilling, as borrower, Noble Corporation plc, as parent guarantor, certain subsidiaries of Maersk Drilling party thereto, as guarantors, entered into a term loan (the “DNB Credit Facility”) under a term facility agreement, dated as of December 22, 2022 (as amended or otherwise modified from time to time), with DNB Bank ASA, New York Branch, as agent and security agent, and the other lenders party thereto. On October 3, 2022, Noble guaranteed the DNB Credit Facility and on December 22, 2022, it was terminated and replaced with the New DNB Credit Facility (“New DNB Credit Facility”). On April 18, 2023, we repaid the $347.5 million of outstanding borrowings under the New DNB Credit Facility using a portion of the proceeds from the offering of the Initial 2030 Notes, and recognized a loss of approximately $0.7 million.
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Guarantees of Indebtedness
On October 3, 2022, Noble guaranteed all of the obligations of Maersk Drilling and certain of its subsidiaries under the DNB Credit Facility, the DSF Credit Facility, and related financing documents. On February 23, 2023, the DSF Credit Facility was repaid in full and the related Noble guarantee was terminated. On April 18, 2023, the DNB Credit Facility was repaid in full and the related Noble guarantee was terminated.
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
The following table presents the carrying value, net of unamortized debt issuance costs and discounts or premiums, and the estimated fair value of our total debt, respectively:

	December 31,
	2025		2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior secured notes
8.000% Senior Notes due April 2030	$1,400,983	$1,454,656	$1,401,214	$1,414,266
8.500% Senior Secured Second Lien Notes due October 2030	574,808	583,775	578,972	571,428
Credit facility
Amended and Restated Senior Secured Revolving Credit Facility matures April 2028	—	—	—	—
Total debt	1,975,791	2,038,431	1,980,186	1,985,694
Less: Current maturities of long-term debt	—	—	—	—
Long-term debt	$1,975,791	$2,038,431	$1,980,186	$1,985,694
Note 7 — Equity
Share Capital
Noble Share Capital. As of December 31, 2025 and 2024, there were approximately 158.9 million and 158.9 million Ordinary Shares outstanding, respectively.
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
Additional changes to share capital occurred as a result of, among other actions, the vesting of restricted stock units and performance-based restricted stock units to our employees and directors, the issuance of Ordinary Shares pursuant to the exercise of warrants, and share repurchases under the Company’s authorized share repurchase plan.
In addition, as of December 31, 2025, 0.9 million Tranche 1 Warrants, 0.9 million Tranche 2 Warrants and 2.8 million Tranche 3 Warrants (each as defined below) were outstanding and exercisable. Furthermore, new equity awards may be granted under the Noble Corporation plc 2022 Long-Term Incentive Plan, pursuant to which, up to 5.4 million new Ordinary Shares may be issued.
During the years ended December 31, 2025, and 2024, we declared dividends of approximately $321.3 million and $278.3 million (or $2.00 and $1.80 per share cumulatively), respectively, and made cash dividend payments of approximately $317.6 million and $277.8 million, respectively. Approximately $5.1 million and $3.5 million was accrued related to dividend equivalent rights as of December 31, 2025 and 2024, respectively.

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
Share Repurchases
Under English law, the Company is only permitted to purchase its own Ordinary Shares by way of an “off-market purchase” pursuant to a contract approved by shareholders (except where the purchase is for the purposes of, or pursuant to, any employees’ share scheme). Such purchases may be paid for either (i) out of Noble’s “distributable reserves” as determined by reference to relevant statutory accounts in accordance with English law or (ii) from the proceeds of a fresh issue of shares made for the purpose of financing the purchase. On October 22, 2024, Noble’s Board of Directors authorized an increased share repurchase authorization of up to an additional $400 million and, at the 2025 annual general meeting of shareholders, shareholders approved the repurchase of up to 23,800,068 Ordinary Shares. The authorization by the Board of Directors has approximately $370 million remaining, does not have a fixed expiration, and may be modified, suspended, or discontinued at any time. None of the shareholder authorization to purchase up to 23,800,068 Ordinary Shares has yet been utilized, and the authorization by shareholders expires on May 8, 2030 (subject to certain exceptions). The program does not obligate us to acquire any particular amount of Ordinary Shares. During the years ended December 31, 2025 and 2024, we repurchased 0.7 million and 8.4 million of our Ordinary Shares. All repurchased shares were subsequently cancelled.
Warrants
The Tranche 1 Warrants of Noble (the “Tranche 1 Warrants”) are exercisable for one Ordinary Share per warrant at an exercise price of $19.27 per warrant, the Tranche 2 Warrants of Noble (the “Tranche 2 Warrants”) are exercisable for one Ordinary Share per warrant at an exercise price of $23.13 per warrant, and the Tranche 3 Warrants of Noble (the “Tranche 3 Warrants”) were exercisable for one Ordinary Share per warrant at an exercise price of $124.40 per warrant (in each case as may be adjusted from time to time pursuant to the applicable Warrant Agreement (as defined below)). The Tranche 1 Warrants and the Tranche 2 Warrants are exercisable until February 4, 2028, and the Tranche 3 Warrants were exercisable until February 4, 2026. The Tranche 1 Warrants and the Tranche 2 Warrants have Black-Scholes protections, including in the event of a Fundamental Transaction (as defined in the applicable Warrant Agreement). The Tranche 1 Warrants and the Tranche 2 Warrants also provide that while the Mandatory Exercise Condition (as defined in the applicable Warrant Agreement) set forth in the applicable Warrant Agreement has occurred and is continuing, Noble or the Required Mandatory Exercise Warrantholders (as defined in the applicable Warrant Agreement) have the right and option (but not the obligation) to cause all or a portion of the Noble Cayman (as defined below) warrants (the “Noble Cayman Warrants”) that were outstanding immediately prior to the Merger Effective Time (as defined below) and were converted into warrants to acquire Ordinary Shares in connection with the Business Combination with Maersk Drilling (the “Warrants”) to be exercised on a cashless basis. In the case of Noble, under the Mandatory Exercise Condition, all of the Tranche 1 Warrants or the Tranche 2 Warrants (as applicable) would be exercised. In the case of electing Tranche 1 Required Mandatory Exercise Warrantholders and Tranche 2 Required Mandatory Exercise Warrantholders (as defined in the applicable Warrant Agreement), under the Mandatory Exercise Condition, all of their respective Tranche 1 Warrants or Tranche 2 Warrants (as applicable) would be exercised. Mandatory exercises entitle the holder of each Warrant subject thereto to (i) the number of Ordinary Shares issuable upon exercise of such Warrant on a cashless basis and (ii) an amount payable in cash, Ordinary Shares or a combination thereof (in Noble’s sole discretion) equal to the Black-Scholes Value (as defined in the applicable Warrant Agreement) with respect to the number of Ordinary Shares withheld upon exercise of such Warrant on a cashless basis. At December 31, 2025, the Mandatory Exercise Condition set forth in the Warrant Agreements for the Tranche 1 Warrants and the Tranche 2 Warrants was satisfied.
In connection with the automatic conversion of the Noble Cayman Warrants into Warrants at the effective time of the Merger (the “Merger Effective Time”), (i) the Tranche 1 Warrant Agreement, dated as of February 5, 2021, by and among Noble Corporation, an exempted company incorporated in the Cayman Islands with limited liability (“Noble Cayman”), Computershare Inc. and Computershare Trust Company, N.A. (together, “Computershare”), (ii) the Tranche 2 Warrant Agreement, dated as of February 5, 2021, by and among Noble Cayman and Computershare, and (iii) the Tranche 3 Warrant Agreement, dated as of February 5, 2021, by and among Noble Cayman and Computershare (collectively, the “Noble Cayman Warrant Agreements”) were terminated, and Noble entered into (a) a new Tranche 1 Warrant Agreement, dated as of September 30, 2022, by and among Noble and Computershare, (b) a new Tranche 2 Warrant Agreement, dated as of

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
September 30, 2022, by and among Noble and Computershare, and (c) a new Tranche 3 Warrant Agreement, dated as of September 30, 2022, by and among Noble and Computershare (collectively, the “Warrant Agreements”). The Warrant Agreements have substantially similar terms as were in effect immediately prior to the Merger Effective Time pursuant to the Noble Cayman Warrant Agreements.
Share-Based Compensation Plans
Stock Plans. The Company maintains the Noble Corporation plc 2022 Long-Term Incentive Plan (the “2022 LTIP”), which permits grants of options, stock appreciation rights, stock or stock unit awards, or cash awards, any of which may be structured as a performance award, from time to time to employees and non-employee directors who are to be granted awards under the 2022 LTIP.
Effective May 21, 2024, shareholders of the Company approved an amendment to the 2022 LTIP, which increased the maximum number of shares that may be issued under the 2022 LTIP to 10,688,623 Ordinary Shares.
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
The TVRSUs generally vest over a three-year period. The number of PVRSUs that vest will depend on the degree of achievement of specified corporate performance criteria generally over a three-year performance period. These criteria consist of market and performance-based criteria. Dividend equivalent rights are accrued and accumulated as dividends are declared, and payable upon vesting of the TVRSUs and PVRSUs.
The TVRSUs are valued on the date of award at our underlying share price. The total compensation expense for units that ultimately vest is recognized on a straight-line basis over the service period. The shares and related nominal value are recorded when the RSU vests and additional paid-in capital is adjusted as the share-based compensation cost is recognized for financial reporting purposes.
In 2025, 2024, and 2023, 40% of the TVRSUs granted to non-employee directors will be settled in cash and accounted for as liability awards, which were valued on the date of grant based on the estimated fair value of the Company’s share price. Under the fair value method for liability-classified awards, compensation expense is remeasured each reporting period at fair value based upon the closing price of the Company’s Ordinary Shares.
Each PVRSU represents the right to receive Ordinary Shares at a future date based on our performance against specified targets. The ultimate number of shares issued and the related compensation cost recognized is based on a comparison of the final performance metrics to the specified targets. For performance-based awards, compensation expense is recognized based on the number of Ordinary Shares expected to be issued and the market price per Ordinary Share on the date of grant. Over the performance period, the number of shares expected to be issued is adjusted upward or downward based upon the probability of achievement of the performance targets. The market-based awards are valued on the date of grant based on the estimated fair value. Estimated fair value is determined based on numerous assumptions, including an estimate of the likelihood that our stock price performance will achieve the targeted thresholds and the expected forfeiture rate. The fair value is calculated using a Monte Carlo Simulation Model. The assumptions used to value the market-based

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
awards include historical volatility and risk-free interest rates over a time period commensurate with the remaining term prior to vesting, as follows, for the respective grant dates:

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	February 3, 2025	January 26, 2024	February 3, 2023
Valuation assumptions:
Expected volatility rate (1)	41.3%	44.1%	83.0%
Risk-free interest rate	4.28%	4.16%	3.96%
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
A summary of the status of non-vested RSUs at December 31, 2025, and changes for the year then ended is presented below:

	Equity-Classified TVRSUs Outstanding	Weighted Average Award Date Fair Value	PVRSUs Outstanding (1)	Weighted Average Award Date Fair Value
Non-vested RSUs at January 1, 2025	1,034,014	$39.05	477,815	$46.87
Awarded	692,718	31.44	408,147	34.55
Vested	(554,940)	36.76	(220,241)	45.48
Forfeited	(73,214)	35.51	(8,227)	39.01
Non-vested RSUs at December 31, 2025	1,098,578	$35.64	657,494	$39.78
(1)For awards granted, the number of PVRSUs shown equals the shares that would vest if the “target” level of performance is achieved. The minimum number of convertible shares is zero and the “maximum” level of performance is 200% of the amounts shown.
During the year ended December 31, 2025, 19,023 liability-classified TVRSUs vested and no units were forfeited. At December 31, 2025 and 2024, we had 15,496 and 14,123 liability-classified TVRSUs outstanding with an associated total liability of $0.4 million and $0.4 million, respectively.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Additional disclosures for RSUs are presented below:

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Equity-classified TVRSUs
Units awarded (1)	692,718	839,773	384,995
Weighted average award date fair value of awards granted	$31.44	$40.54	$39.54
Fair value of awards vested during the year (2)	$15,339	$38,781	$31,744
Liability-classified TVRSUs
Units awarded (3)	20,396	14,123	12,918
Weighted average award date fair value of awards granted	$31.47	$44.34	$39.58
Fair value of awards vested during the year (2)	$526	$531	$118
PVRSUs
Units awarded	408,147	257,574	223,635
Weighted average award date fair value of awards granted	$34.55	$48.05	$45.88
Three-year performance period end date December 31	2027	2026	2025
Fair value of awards vested during the year (4)	$6,220	$9,217	$70,373
(1)During the years ended December 31, 2025, 2024, and 2023, we awarded 30,578, 21,171, and 19,376 equity-classified TVRSUs, respectively, to our non-employee directors.
(2)Fair value determined using the Company’s average closing share price for 2025.
(3)Awarded to our non-employee directors.
(4)Fair value determined using the Company’s closing share price on the final trading day of 2025.
At December 31, 2025 and 2024, there was $21.5 million and $22.7 million of total unrecognized compensation cost related to the equity-classified TVRSUs, to be recognized over a remaining weighted average period of 1.58 and 1.53 years, respectively.
At December 31, 2025 and 2024, there was $12.2 million and $11.3 million of total unrecognized compensation cost related to the PVRSUs, to be recognized over a remaining weighted average period of 1.61 and 1.54 years, respectively. The total potential compensation for PVRSUs is recognized over the service period regardless of whether the performance thresholds are ultimately achieved.
Share-based amortization recognized during the years ended December 31, 2025 and 2024, related to all restricted stock, excluding amounts included in merger and integration costs, totaled $30.0 million ($23.8 million net of income tax) and $27.9 million ($25.4 million net of income tax), respectively.
Note 8 — Revenue and Customers
Disaggregation of Revenue
The following table provides information about contract drilling revenue by rig types:

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Floaters	$2,567,698	$2,349,644	$2,010,113
Jackups	539,509	569,123	451,602
Total	$3,107,207	$2,918,767	$2,461,715
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
Certain of our contracts also include capital rig enhancements used to satisfy our performance obligations. Payments for these modifications are initially recognized as a contract liability and amortized ratably as contract drilling revenue over the initial term of the related drilling contract. The costs are capitalized in accordance with our existing property and equipment accounting policy and depreciated over the estimated useful life of the improvement.
The following table provides information about contract assets and contract liabilities from contracts with customers:

	December 31, 2025	December 31, 2024
Current customer contract assets	$29,525	$26,049
Noncurrent customer contract assets	1,112	11,042
Total customer contract assets	30,637	37,091

Current deferred revenue	(64,400)	(61,506)
Noncurrent deferred revenue	(32,718)	(40,439)
Total deferred revenue	$(97,118)	$(101,945)

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Significant changes in the remaining performance obligation contract assets and the contract liabilities balances for the year ended December 31, 2025 and 2024, are as follows:

	Contract Assets	Contract Liabilities
Net balance at December 31, 2022	$11,537	$(59,797)

Additions to deferred costs	19,575	—
Additions to deferred revenue	—	(60,430)
Amortization of deferred costs	(26,696)	—
Amortization of deferred revenue	—	77,155
Total	(7,121)	16,725

Net balance at December 31, 2023	$4,416	$(43,072)

Additions to deferred costs	55,323	—
Additions to deferred revenue	—	(134,359)
Amortization of deferred costs	(22,648)	—
Amortization of deferred revenue	—	75,486
Total	32,675	(58,873)

Net balance at December 31, 2024	$37,091	$(101,945)

Additions to deferred costs	46,245	—
Additions to deferred revenue	—	(143,633)
Amortization of deferred costs	(52,699)	—
Amortization of deferred revenue	—	148,460
Total	(6,454)	4,827

Net balance at December 31, 2025	$30,637	$(97,118)
Future Amortization of Deferred Revenue
The following table reflects revenue expected to be recognized in the future related to deferred revenue, by rig type, at the end of the reporting period:

	Year Ended December 31,
	2026	2027	2028	Total
Floaters	$37,398	$17,321	$7,585	$62,304
Jackups	27,069	7,745	—	34,814
Total	$64,467	$25,066	$7,585	$97,118
The revenue included above consists of expected mobilization, demobilization, and upgrade revenue for unsatisfied performance obligations. The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at December 31, 2025. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have taken the optional exemption, permitted by accounting standards, to exclude disclosure of the estimated transaction price related to the variable portion of unsatisfied performance obligations at the end of the reporting period, as our transaction price is based on a single performance

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
obligation consisting of a series of distinct hourly, or more frequent, periods, the variability of which will be resolved at the time of the future services.
Off-market Customer Contract Assets and Liabilities
Upon emergence from Chapter 11 bankruptcy, the Company recognized fair value adjustments of $113.4 million related to intangible assets for certain favorable customer contracts, which were fully amortized as of August 2023. In addition, in connection with the Business Combination with Maersk Drilling, the Company recognized additional fair value adjustments of $23.0 million, related to intangible assets for certain favorable customer contracts. As of March 2025, these intangible assets were fully amortized as a reduction of contract drilling services revenue from October 3, 2022, through the remainder of the contracts.
In connection with the Business Combination with Maersk Drilling and the Diamond Transaction, the Company recognized fair value adjustments of $237.7 million and $27.7 million, respectively, related to certain unfavorable customer contracts acquired. As of June 2025, these liabilities were fully amortized as an increase to contract drilling services revenue from October 3, 2022, and the Diamond Closing Date, respectively, through the remainder of the contracts.

	Unfavorable contacts	Favorable contracts
Balance at December 31, 2022	$(181,883)	$34,372
Additions	—	—
Amortization	131,020	(24,244)
Balance at December 31, 2023	$(50,863)	$10,128
Additions	(27,663)	—
Amortization	69,946	(9,914)
Balance at December 31, 2024	$(8,580)	$214
Additions	—	—
Amortization	8,580	(214)
Balance at December 31, 2025	$—	$—
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Supplemental balance sheet information related to leases was as follows:

	December 31, 2025	December 31, 2024
Operating leases
Right-of-use assets	$59,964	$78,993
Current lease liabilities	$13,905	$14,844
Long-term lease liabilities	$51,954	$65,981
Weighted average remaining lease term (years)	8.53	7.49
Weighted average discount rate	6.7%	6.6%

Finance leases
Right-of-use assets	$99,767	$34,346
Current lease liabilities	$93,382	$22,722
Long-term lease liabilities	$—	$11,270
Weighted average remaining lease term (years)	0.45	1.47
Weighted average discount rate	5.1%	5.8%
The components of lease cost were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Operating lease cost	$54,869	$31,162	$12,615
Finance lease cost:
Amortization of right-of-use assets	19,188	7,766	—
Interest on lease liabilities	2,344	734	—
Short-term lease cost	1,640	3,819	6,185
Variable lease cost	442	675	928
Total lease cost	$78,483	$44,156	$19,728
Supplemental cash flow information related to leases was as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Operating leases
Operating cash flows used	$18,235	$20,857	$13,369
Right-of-use assets obtained in exchange for a lease liability (1)	12,377	45,313	9,614

Finance leases
Operating cash flows used	$2,344	$560	$—
Financing cash flows used	23,936	6,064	—
Right-of-use assets obtained in exchange for a lease liability (1)	98,911	42,113	—
(1)Includes right-of-use assets acquired in business combinations.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Maturities of lease liabilities as of December 31, 2025, were as follows:

	Operating Leases	Finance Leases
2026	$16,846	$95,037
2027	14,610	—
2028	10,276	—
2029	6,268	—
2030	3,770	—
Thereafter	38,555	—
Total lease payments	90,325	95,037
Less: Interest	(24,466)	(1,655)
Present value of lease liability	$65,859	$93,382
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
The components of the net deferred taxes are as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets
Net operating loss carry forwards	$1,864,511	$1,748,897
Excess of net tax basis over remaining book basis	144,867	470,719
Transition attribute	1,036,319	959,985
Other	151,835	138,792
Deferred tax assets	3,197,532	3,318,393
Less: valuation allowance	(2,890,949)	(2,964,740)
Net deferred tax assets	$306,583	$353,653
Deferred tax liabilities
Other	$(14,025)	$(14,492)
Deferred tax liabilities	(14,025)	(14,492)
Net deferred tax assets (liabilities)	$292,558	$339,161
Income (loss) before income taxes consists of the following:

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
United States	$100,404	$51,948	$17,619
Non-United States	172,698	440,386	494,624
Total	$273,102	$492,334	$512,243

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Income tax provision (benefit) consists of the following:

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Current- United States	$22,096	$9,061	$2,940
Current- Non-United States	(10,112)	77,567	125,494
Deferred- United States	28,209	2,559	3,703
Deferred- Non-United States	16,192	(45,206)	(101,796)
Total	$56,385	$43,981	$30,341
The following is a reconciliation of our reserve for uncertain tax positions, excluding interest and penalties:

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Gross balance at beginning of period	$114,768	$134,934	$132,979
Additions based on tax positions related to current year	—	1,439	25,363
Additions for tax positions of prior years	14,241	41,961	10,087
Reductions for tax positions of prior years	(46,208)	(20,960)	(29,113)
Expiration of statutes	—	(310)	—
Tax settlements	(12,067)	(42,296)	(4,382)
Gross balance at end of period	70,734	114,768	134,934
Related tax benefits	(850)	(3,705)	(78)
Net reserve at end of period	$69,884	$111,063	$134,856
The liabilities related to our reserve for uncertain tax positions, included in “Other liabilities” on our Consolidated Balance Sheets, are comprised of the following:

	December 31, 2025	December 31, 2024
Reserve for uncertain tax positions, excluding interest and penalties	$69,884	$111,063
Interest and penalties	49,330	86,804
Reserve for uncertain tax positions, including interest and penalties	$119,214	$197,867
At December 31, 2025 and 2024, the reserves for uncertain tax positions totaled $119.2 million (net of related tax benefits of $0.9 million) and $197.9 million (net of related tax benefits of $3.7 million), respectively. If a portion or all of the December 31, 2025 and 2024, reserves listed above are not realized, the provision for income taxes could be reduced by up to $117.6 million and $196.0 million, respectively.
We include, as a component of our “Income tax benefit (provision)”, potential interest and penalties related to recognized tax contingencies within our global operations. Interest and penalties resulted in an income tax benefit of $26.4 million, tax expense of $5.9 million, and tax expense of $24.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.
During the year ended December 31, 2025, our tax provision included a net tax benefit of $134.0 million related to non-recurring releases of valuation allowances primarily in Luxembourg and Switzerland, and a net tax benefit of $60.2 million related to changes in uncertain tax positions. Such tax benefits were offset by various recurring annual accruals of $250.6 million primarily in Guyana, the United States, Switzerland, and Luxembourg.
During the year ended December 31, 2024, our tax provision included a net tax benefit of $123.6 million related to non-recurring releases of valuation allowances primarily in Luxembourg, and a net tax benefit of $20.2 million related to changes in uncertain tax positions. Such tax benefits were offset by various recurring quarterly accruals of $187.8 million primarily in Guyana, Nigeria, the United States, Switzerland, and Luxembourg.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
During the year ended December 31, 2023, our tax provision included tax benefits of $187.2 million related to non-recurring releases of valuation allowances in Luxembourg, Guyana, Switzerland, and Norway, and a tax benefit of $6.8 million related to uncertain tax position releases. Such tax benefits were offset by tax expenses related to uncertain tax positions of $20.9 million in various countries, contract fair value amortization of $23.7 million, and various recurring quarterly accruals of $179.6 million primarily in Guyana, Switzerland, and Luxembourg.
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
In deriving the $49.7 million recurring and non-recurring change in valuation allowance, where applicable we relied on sources of income attributable to the reversal of taxable temporary differences in the same periods as the relevant tax attributes and projected taxable income for the period covered by our relevant existing drilling contracts based on the assumption that the relevant rigs will be owned by the current rig owners during the relevant existing drilling contract periods. Given the mobile nature of our assets, we are not able to reasonably forecast the jurisdiction of our taxable income from future drilling contracts. We also have limited objective positive evidence in historical periods. Accordingly, in determining the amount of deferred tax benefits to recognize, we did not consider projected book income beyond the conclusion of existing drilling contracts with the exception of interest income projected to be generated over a finite period beyond the conclusion of the relevant existing drilling contracts. As new drilling contracts are executed, we will reassess the amount of deferred tax assets that are realizable. Finally, once we have established sufficient objective positive evidence for historical periods, we may consider reliance on forecasted taxable income from future drilling contracts.
Our tax benefits related to transition attributes in Switzerland are scheduled to expire by 2036. Our net operating losses in Switzerland are scheduled to expire between 2027 and 2032. Our net operating losses in Luxembourg are scheduled to expire between 2033 and 2038; however, a portion of the tax losses has no expiration date.
We conduct business globally and, as a result, we file numerous income tax returns in the US and in non-US jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including, but not limited to, jurisdictions such as Guyana, Mexico, and the United Kingdom. We are no longer subject to US Federal income tax examinations for years before 2022 and non-US income tax examinations for years before 2000.
In Denmark, prior to becoming a wholly-owned subsidiary of Noble (the “Merger”), Maersk Drilling was subject to a mandatory joint taxation scheme with all other Danish entities under the common control of A.P. Møller Holding A/S (“APMH”). To the extent Maersk Drilling incurred tax losses in Denmark until the Merger, such losses may be utilized by other jointly taxed entities. Noble may be compensated through a joint taxation contribution when such losses are utilized. In the event that APMH or any jointly taxed entity is subject to audits for years and periods prior to and until the Merger and such audits result in adjustments to relevant tax returns, adjustments to the prior year joint tax contributions may be required. This could result in additional compensation to Noble or refunds payable by Noble to APMH or to any previous joint taxation group administration company of previously received joint taxation contributions. Since the Merger and through December 31, 2025, Noble has recognized a benefit for tax contribution payments of approximately $24.6 million from APMH and an expense for a tax contribution repayment of $4.0 million to APMH under this arrangement. For the years ended December 31, 2025, 2024, and 2023, net benefits of approximately $3.5 million, an expense of $4.0 million, and net benefits of approximately $19.1 million, respectively, are included in “Interest income and other, net” on our Consolidated Statements of Operations. Additionally, for the year ended December 31, 2023, approximately $2.0 million is recorded and included as a benefit in “Income tax benefit (provision)” on our Consolidated Statement of Operations.
UK earnings are taxable in the United Kingdom at the UK statutory rate of 25%. Noble Cayman was incorporated in the Cayman Islands and, therefore, not subject to tax in any jurisdiction. Following the Business Combination with Maersk Drilling, Noble is a public limited company incorporated under the laws of England and Wales. The income or loss of our non-UK subsidiaries is not subject to UK income tax. UK earnings are taxable in the United Kingdom at the UK statutory rate of 19% and 25% through March 31, 2023, and beginning on April 1, 2023, respectively.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
A reconciliation of tax rates outside of the United Kingdom to our Noble effective rate for 2025 is shown below:

	Year Ended
	December 31, 2025
UK statutory income tax rate	$68,275	25.0%
Permanent differences	8,438	3.1%
Change in valuation allowance	3,933	1.4%
Foreign tax effects:
British Virgin Islands:
Rate differential	7,230	2.7%
Cayman Islands:
Rate differential	11,490	4.2%
Colombia:
Cross-Border taxes	4,723	1.7%
Guyana:
Change in valuation allowance	4,901	1.8%
Permanent differences	4,404	1.6%
Luxembourg:
Change in valuation allowance	(42,929)	(15.7)%
Nigeria:
Permanent differences	(3,736)	(1.4)%
Philippines:
Cross-Border taxes	9,468	3.5%
Saudi Arabia	(4,312)	(1.6)%
Switzerland:
Rate differential	6,144	2.3%
Change in valuation allowance	(5,478)	(2.0)%
United States:
Cross border taxes and other	19,486	7.1%
Nondeductible expenses	12,605	4.6%
Change in valuation allowance	(6,774)	(2.5)%
Other foreign jurisdictions	17,487	6.4%
Worldwide changes in unrecognized tax benefits	(58,970)	(21.6)%
Total	$56,385	20.6%
A reconciliation of tax rates outside of the United Kingdom to our Noble effective rate for 2024 and 2023 is shown below:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Effect of:
Tax rates which are different than UK or Cayman rates	37.3%	37.6%
Tax impact of valuation allowance	(25.0)%	(36.1)%
Resolution of (reserve for) tax authority audits	(3.4)%	4.4%
Total	8.9%	5.9%

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Information about income taxes paid is as follows:

Year Ended
December 31, 2025
Colombia	21,137
Malaysia	11,179
Nigeria	8,705
Philippines	6,590
United States	30,156
Other	43,362
Total	$121,129
At December 31, 2025 and 2024, the Company asserts that its unremitted earnings and/or book/tax outside basis differences in certain of its subsidiaries are either permanently reinvested or are not expected to result in a material taxable event in the foreseeable future. Therefore, no material deferred taxes have been recorded related to such earnings and/or investments.
On July 4, 2025, the “One Big Beautiful Bill Act” (the “OBBBA”) was signed into law. The legislation includes significant changes to the US tax code affecting both current and deferred income taxes. Key provisions include the reinstatement of 100% bonus depreciation, modifications to the Section 163(j) interest deduction limitation, and other changes to US taxation of profits derived from foreign operations. The OBBBA does not have a material impact on Noble’s consolidated financial statements.
Note 11 — Employee Benefit Plans
Defined Benefit Plans
Noble Drilling (Land Support) Limited (“NDLS”), an indirect, wholly-owned subsidiary of Noble, maintains a pension plan that covers all of its salaried, non-union employees, whose most recent date of employment is prior to April 1, 2014 (referred to as our “non-US plan”). Since May 2022, the NDLS pension trustees and covenant advisors have been communicating with Noble to understand the impact of the rig transaction and merger with Maersk Drilling and to negotiate appropriate mitigation including buyout of the scheme to cover the pension obligations. The Pension Regulators advised on December 15, 2022, that it did not intend to investigate the transaction unless Noble and the pension trustees were unable to agree on mitigation or there was a material change to circumstances. Noble has provided a company guarantee from Noble Corporation plc itself to cover the full section 75 debts of NDLS and Noble Resources Limited, the two sponsoring entities of the pension scheme, and believes this is an appropriate mitigation to support the pension liabilities.
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
A reconciliation of the changes in projected benefit obligations (“PBO”) for our non-US and US plans is as follows:

	December 31, 2025		December 31, 2024
	Non-US	US	Non-US	US
Benefit obligation at beginning of period	$33,117	$166,837	$36,329	$179,346
Interest cost	2,142	9,039	2,062	8,751
Actuarial loss (gain)	(581)	3,920	(2,738)	(9,872)
Benefits paid	(2,261)	(11,420)	(2,257)	(11,388)
Settlements and curtailments	—	—	—	—
Foreign exchange rate changes	1,589	—	(279)	—
Benefit obligation at end of period	$34,006	$168,376	$33,117	$166,837
A reconciliation of the changes in fair value of plan assets is as follows:

	December 31, 2025		December 31, 2024
	Non-US	US	Non-US	US
Fair value of plan assets at beginning of period	$38,272	$163,844	$43,245	$172,793
Actual return on plan assets	1,811	12,907	(2,403)	2,389
Employer contributions	2,559	37	—	50
Benefits paid	(2,261)	(11,420)	(2,257)	(11,388)
Plan participants’ contributions	—	—	—	—
Foreign exchange rate changes	1,854	—	(313)	—
Fair value of plan assets at end of period	$42,235	$165,368	$38,272	$163,844
The funded status of the plans is as follows:

	December 31, 2025		December 31, 2024
	Non-US	US	Non-US	US
Funded status	$8,229	$(3,008)	$5,155	$(2,993)
Amounts recognized in the Consolidated Balance Sheets consist of:

	December 31, 2025		December 31, 2024
	Non-US	US	Non-US	US
Other assets (noncurrent)	$8,229	$—	$5,155	$—
Other liabilities (current)	—	(65)	—	(59)
Other liabilities (noncurrent)	—	(2,943)	—	(2,934)
Net amount recognized	$8,229	$(3,008)	$5,155	$(2,993)
Amounts recognized in AOCI consist of:

	December 31, 2025		December 31, 2024
	Non-US	US	Non-US	US
Net actuarial (gain) loss	$6,707	$(14,358)	$7,761	$(12,390)
Deferred income tax (asset) liability	(186)	2,677	(1,942)	2,602
Accumulated other comprehensive (income) loss	$6,521	$(11,681)	$5,819	$(9,788)

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Pension costs include the following components:

	Year Ended		Year Ended		Year Ended
	December 31, 2025		December 31, 2024		December 31, 2023
	Non-US	US	Non-US	US	Non-US	US
Interest cost	$2,142	$9,039	$2,062	$8,751	$2,356	$8,992
Return on plan assets	(1,920)	(8,586)	(2,291)	(9,243)	(1,871)	(9,579)
Amortization of prior service cost	—	—	—	—	238	—
Recognized net actuarial loss	214	(44)	99	—	—	(231)
Settlement and curtailment (gain) loss	—	—	—	—	—	70
Net pension benefit cost (gain) loss	$436	$409	$(130)	$(492)	$723	$(748)
There are zero estimated net actuarial losses and prior service costs for the non-US plan and the US plans that will be amortized from AOCI into net periodic pension cost in 2026.
During the years ended December 31, 2025, 2024, and 2023, we adopted the Retirement Plan mortality tables with the Mortality Projection scale as issued by the Society of Actuaries for each of the respective years. The Retirement Plan 2025, 2024, and 2023 mortality tables represent the new standard for defined benefit mortality assumptions due to adjusted life expectancies. There were no increases in our pension liability on our US plans resulting from the adoption of these tables for the years ended December 31, 2025, 2024, and 2023, respectively.
Defined Benefit Plans—Disaggregated Plan Information
Disaggregated information regarding our non-US and US plans is summarized below:

	December 31, 2025		December 31, 2024
	Non-US	US	Non-US	US
Projected benefit obligation	$34,006	$168,376	$33,117	$166,837
Accumulated benefit obligation	34,006	168,376	33,117	166,837
Fair value of plan assets	42,235	165,368	38,272	163,844
The following table provides information related to those plans in which the PBO exceeded the fair value of the plan assets at December 31, 2025 and 2024. The PBO is the actuarially computed present value of earned benefits based on service to date and includes the estimated effect of any future salary increases. Employees and alternate payees have no longer accrued future benefits under the plans since December 31, 2016.

	December 31, 2025		December 31, 2024
	Non-US	US	Non-US	US
Projected benefit obligation	$—	$168,377	$—	$166,837
Fair value of plan assets	—	165,370	—	163,844
The PBO for the unfunded excess benefit plan was $0.7 million at December 31, 2025, as compared to $0.7 million at December 31, 2024, and is included under “US” in the above tables.
The following table provides information related to those plans in which the accumulated benefit obligation (“ABO”) exceeded the fair value of plan assets at December 31, 2025 and 2024. The ABO is the actuarially computed present value of earned benefits based on service to date, but differs from the PBO in that it is based on current salary levels. Employees and alternate payees have no longer accrued future benefits under the plans since December 31, 2016.

	December 31, 2025		December 31, 2024
	Non-US	US	Non-US	US
Accumulated benefit obligation	$—	$168,377	$—	$166,837
Fair value of plan assets	—	165,368	—	163,844

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
The ABO for the unfunded excess benefit plan was $0.7 million at December 31, 2025, as compared to $0.7 million at December 31, 2024, and is included under “US” in the above tables.
Defined Benefit Plans—Key Assumptions
The key assumptions for the plans are summarized below:

	December 31, 2025		December 31, 2024
	Non-US	US	Non-US	US
Weighted-average assumptions used to determine benefit obligations:
Discount Rate	5.60%	5.19% - 5.53%	5.50%	5.50% - 5.63%
Rate of compensation increase	N/A	N/A	N/A	N/A

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	Non-US	Non-US	Non-US
Weighted-average assumptions used to determine periodic benefit cost:
Discount Rate	5.50%	5.50%	5.00%
Expected long-term return on assets	4.80%	4.80%	4.60%
Rate of compensation increase	N/A	N/A	N/A

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	US	US	US
Weighted-average assumptions used to determine periodic benefit cost:
Discount Rate	5.50% - 5.63%	4.95% - 5.04%	5.17% - 5.27%
Expected long-term return on assets	4.90% - 5.50%	5.00% - 5.60%	5.00% - 5.80%
Rate of compensation increase	N/A	N/A	N/A
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
Defined Benefit Plans—Plan Assets
Non-US Plan. As of December 31, 2025, the NDLS pension Scheme (the “Scheme”) targets an asset allocation of 20.0% return-seeking securities (growth) and 80.0% in debt securities (matching) and adopts a de-risking strategy whereby the level of investment risk reduces as the Scheme’s funding level improves. The total portfolio is expected to return gilts +0.8% per annum (net of investment fees), and the matching portfolio has been constructed to fully hedge the interest rate and inflation risk inherent in the technical provisions liabilities. The Scheme’s overall investment strategy is to outperform the cash +4% per annum long-term objective for growth assets and to sufficiently hedge interest rate and inflation risk within the matching portfolio in relation to the Scheme’s liabilities. By achieving these objectives, the Trustees believe the Scheme will be able to avoid significant volatility in the contribution rate and provide sufficient assets to cover the Scheme’s benefit

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
obligations. To achieve this, the Trustees have given SEI, the appointed investment manager, full discretion in the day-to-day management of the Scheme’s assets and implementation of the de-risking strategy, who in turn invests in multiple underlying investment managers where appropriate. The Trustees meet with Mercer periodically to review and discuss their investment performance.
The actual fair values of the non-US plan are as follows:

	December 31, 2025
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$12,795	$12,795	$—	$—
Equity securities:
International companies	3,381	3,381	—	—
Fixed income securities:
Corporate bonds	26,059	26,059	—	—
Total	$42,235	$42,235	$—	$—

	December 31, 2024
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$340	$340	$—	$—
Equity securities:
International companies	2,820	2,820	—	—
Fixed income securities:
Corporate bonds	35,112	35,112	—	—
Total	$38,272	$38,272	$—	$—
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
No Ordinary Shares of Noble were included in equity securities at either December 31, 2025 or 2024.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
The actual fair values of US plan assets are as follows:

	December 31, 2025
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$4,262	$2,581	$1,681	$—
Equity securities:
United States	37,220	37,220	—	—
Fixed income securities:
Corporate bonds	114,090	—	114,090
Treasury bonds	9,796	9,796	—	—
Total	$165,368	$49,597	$115,771	$—

	December 31, 2024
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$4,164	$4,164	$—	$—
Equity securities:
United States	38,317	1,726	36,591	—
Fixed income securities:
Corporate bonds	91,129	86,991	4,138
Treasury bonds	30,234	30,234	—	—
Total	$163,844	$123,115	$40,729	$—
Defined Benefit Plans—Cash Flows
In 2025, we made contributions of $2.6 million to our non-US plan. In 2024 and 2023, we made no contributions to our non-US plan. In 2025, 2024, and 2023 we made contributions of $0.0 million, $0.1 million, and $0.2 million to our US plans, respectively. We expect our aggregate minimum contributions to our non-US and US plans in 2026, subject to applicable law, to be zero and $0.1 million, respectively. We continue to monitor and evaluate funding options based upon market conditions and may increase contributions at our discretion.
The following table summarizes our estimated benefit payments at December 31, 2025:

		Payments by Period
	Total	2026	2027	2028	2029	2030	Thereafter
Estimated benefit payments
Non-US plans	$26,631	$2,369	$2,462	$2,538	$2,619	$2,657	$13,986
US plans	116,071	11,202	11,383	11,469	11,557	11,579	58,881
Total estimated benefit payments	$142,702	$13,571	$13,845	$14,007	$14,176	$14,236	$72,867
Other Plans. In 2005, we enacted a profit sharing plan, the Noble Services Company LLC Profit Sharing Plan, which covered eligible employees, as defined in the plan. On January 1, 2019, the profit sharing plan and the sponsored 401(k) savings plan were merged into the Noble Drilling Services LLC 401(k) and Profit Sharing Plan (the “Plan”). Effective January 1, 2025, the Plan was amended to remove the profit-sharing portion and became the Noble Services Company LLC 401(k) Plan. As a result, no future profit-sharing contributions will be made into the Plan. No profit-sharing contributions were made for the years ended December 31, 2024 and 2023.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
We also sponsor other retirement, health, and welfare plans, and international savings plans for the benefit of our employees. Diamond sponsored health and welfare plans through December 31, 2025, when benefits were aligned to Noble’s. Diamond also sponsored separate 401(k) and international savings plans, which were merged into Noble’s 401(k) and international savings plans on December 31, 2025.
The contributions to these plans aggregated approximately $50.0 million, $40.8 million, and $34.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Note 12 — Commitments and Contingencies
Tax Matters
Audit claims of approximately $351.4 million at December 31, 2025, attributable to income and other business taxes remain outstanding and are under continued objection by Noble. Such audit claims are mostly attributable to Brazil and remain under continued monitoring and evaluation on a quarterly basis as facts change and as audits and/or litigation continue to progress. We intend to vigorously defend our reported positions and currently believe the ultimate resolution of the audit claims will not have a material adverse effect on our consolidated financial statements.
We operate in numerous countries throughout the world and our tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. We recognize uncertain tax positions that we believe have a greater than 50% likelihood of being sustained upon challenge by a tax authority. We cannot predict nor provide assurance as to the ultimate outcome of any existing or future assessments.
Services Agreement
In February 2016, Diamond entered into a ten-year agreement with a subsidiary of Baker Hughes Company (formerly named Baker Hughes, a GE company) to provide services with respect to certain blowout preventer and related well control equipment on our drillships. Such services include management of maintenance, certification, and reliability with respect to such equipment. On July 2, 2025, the services agreement was terminated for convenience. During the fourth quarter of 2025, Noble paid the services company $31.3 million for the capital and consumable spares, including other tooling equipment.
Letters of Credit and Surety Bonds
As of December 31, 2025, we had $6.7 million of letters of credit issued under the 2023 Revolving Credit Facility and an additional $41.5 million in letters of credit and surety bonds issued under bilateral arrangements which guarantee our performance as it relates to our drilling contracts, contract bidding, tax appeals, customs duties, and other obligations in various jurisdictions. We expect to comply with the underlying performance requirements and we expect obligations under these letters of credit and surety bonds will not be called.
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
Note 13 — Segment and Related Information
We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business. The mobile offshore drilling units comprising our offshore rig fleet operate in a global market for contract drilling services and are often redeployed to different regions due to changing demands of our customers, which consist primarily of large, integrated, independent, and government-owned or controlled oil and gas companies throughout the world. Our reportable segment comprises the structure used by our Chief Executive Officer, who has been determined to be our chief operating decision maker (“CODM”), for assessing performance and allocating resources. We regularly provide management reports to the CODM that include a segment revenue amount and segment contract drilling services costs. Our CODM evaluates the segment’s operating performance based on operating revenues and operating income or loss. Refer to the Company’s Consolidated Statements of Operations for additional information.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
The following table presents revenues and long-lived assets by country based on the location of the service provided during the period:

	Revenues			Long-Lived Assets as of
	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2025	December 31, 2024
Australia	$85,783	$242,721	$154,860	$80,459	$59,202
Brazil	266,405	107,014	92,022	300,962	315,084
Colombia	143,920	94,560	53,646	162,534	163,719
Denmark	10,532	75,971	88,914	186,529	333,618
Ghana	60,495	138,176	150,677	270,337	—
Guinea Bissau	—	13,947	—	—	300,962
Guyana	647,658	676,234	703,473	769,339	762,746
Malaysia	112,455	203,495	87,105	49,866	292,878
Namibia	58,892	7,537	27	—	253,652
Nigeria	96,668	135,331	143,641	70,298	73,296
Norway	310,863	236,834	249,308	959,466	487,183
Suriname	115,441	82,082	108,532	87,398	—
United Kingdom	206,412	190,804	65,710	143,465	755,712
United States	889,710	685,835	437,346	1,964,862	1,666,748
Other	280,334	167,277	253,757	517,039	684,356
Total	$3,285,568	$3,057,818	$2,589,018	$5,562,554	$6,149,156
Included in our long-lived assets balance above is our property and equipment and right-of-use assets. We used the geographic location as of December 31, 2025 and 2024, of each drilling rig, operating lease, and finance lease for our property and equipment and right-of-use assets, respectively, for our long-lived assets geographic disclosure shown above.
Significant Customers
The following table sets forth revenues from our customers as a percentage of our consolidated operating revenues:

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Exxon Mobil Corporation (“ExxonMobil”)	19.7%	22.1%	24.5%
BP	13.2%	(1)	(1)
Petrobras	12.5%	(1)	(1)
TotalEnergies	(1)	(1)	10.5%
Shell plc	(1)	12.3%	13.6%
(1) Amount was less than 10% for the year presented.
No other customer accounted for more than 10% of our consolidated operating revenues in 2025, 2024, or 2023.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Note 14 — Supplemental Financial Information
Consolidated Statements of Cash Flows Information
Operating Cash Activities. The net effect of changes in assets and liabilities on cash flows from operating activities is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Accounts receivable	$207,364	$(54,923)	$(80,042)
Taxes receivable	(22,699)	(15,263)	(7,374)
Other current assets	159,337	(108,044)	(42,532)
Other assets	48,759	40,146	(27,177)
Accounts payable	(80,494)	(32,437)	59,757
Other current liabilities	(200,849)	103,326	9,679
Other liabilities	(99,655)	(64,106)	32,612
Total net change in operating assets and liabilities	$11,763	$(131,301)	$(55,077)
Non-cash Investing and Financing Activities. Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of December 31, 2025, 2024, and 2023 were $47.6 million, $66.0 million, and $114.7 million, respectively.
On September 4, 2024, Noble completed its acquisition of Diamond issuing 24.2 million Ordinary Shares valued at $879.9 million, in exchange for $1.5 billion net assets acquired. See “Note 2 — Acquisitions and Divestitures” for additional information.
Additional cash flow information is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash paid during the period for:
Interest, net of amounts capitalized	$162,241	$106,845	$52,361
Income taxes paid (refunded), net	121,129	108,664	105,446
Note 15 — Information about Noble Finance II
8.000% Senior Notes due 2030
Noble Finance II, a wholly-owned, indirect subsidiary of Noble, is the issuer of the 2030 Notes and one or more 100% wholly-owned, direct and indirect subsidiaries of Noble Finance II are the unconditional guarantors, or are otherwise obligated as of December 31, 2025, with respect to the 2030 Notes. See “Note 6 — Debt” for additional information.
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
The summarized financial information below reflects the consolidated accounts of Noble Finance II:

December 31, 2025
Balance Sheet
Cash and cash equivalents	$259,233
Total current assets	2,098,558
Total current liabilities	671,158
Total debt	1,400,982
Total shareholders' equity	4,738,725

Twelve Months Ended December 31, 2025
Statement of Operations
Operating revenues	$2,354,594
Operating costs and expenses	2,092,947
Depreciation and amortization	430,522

Statement of Cash Flows
Net cash provided by (used in) operating activities	$751,855
Capital expenditures	(425,701)
Proceeds from disposal of assets, net	147,201
Dividend payments	—
Note 16 — Subsequent Events
Planned Divestment of Six Jackup Rigs
On December 8, 2025, Noble announced that the Company signed definitive agreements to sell six jackup rigs, which includes the sale of five rigs to Borr Drilling Limited (“Borr”) for $360.0 million and a separate transaction for the sale of one rig to Ocean Oilfield Drilling for $64.0 million in cash.
The agreement with Borr, comprising $210.0 million in cash and $150.0 million in seller notes, includes the sale of the Noble Tom Prosser, Noble Mick O'Brien, Noble Regina Allen, Noble Resilient, and Noble Resolute. The Noble Regina Allen sale closed on January 7, 2026. The sale of the remaining rigs closed on January 28, 2026. The $150.0 million in seller notes to Borr have a six-year maturity and are secured by a first lien on three jackups (Noble Tom Prosser, Noble Regina Allen, and Noble Resilient). The notes can be prepaid at any time without penalty, with certain provisions mandating early prepayment. Additionally, Noble will continue to operate two rigs, the Noble Mick O'Brien and Noble Resolute, under a bareboat charter agreement with Borr for one year from signing of the definitive agreement, and another rig, the Noble Resilient, under a similar bareboat charter agreement into the second quarter of 2026.
The agreement with Ocean Oilfield Drilling anticipates the sale of the Noble Resolve. Closing is expected in the third quarter of 2026, upon conclusion of the Noble Resolve's current contract.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Evaluation of Disclosure Controls and Procedures
Conclusions Regarding Disclosure Controls and Procedures
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Noble, and Richard B. Barker, Executive Vice President and Chief Financial Officer (Principal Financial Officer) of Noble, have evaluated the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) of Noble as of the end of the period covered by this report. On the basis of this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that Noble’s disclosure controls and procedures were effective as of December 31, 2025. Noble’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
The management of Noble is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision of and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, our management concluded that Noble maintained effective internal control over financial reporting as of December 31, 2025.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2025, as stated in their report, which is provided in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in Noble’s internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Noble.
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
Item 9B. Other Information.
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our Ordinary Shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. On December 12, 2025, Robert Eifler, our President and Chief Executive Officer, and Richard Barker, our Executive Vice President and Chief Financial Officer, each adopted a written plan for the sale of 150,000 Ordinary Shares. Each plan is scheduled to commence on March 18, 2026, and is scheduled to expire on December 11, 2026, or on any earlier date on which all of the shares have been sold. The plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Item 11. Executive Compensation.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Item 13. Certain Relationships, Related Transactions, and Directors’ Independence.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Item 14. Principal Accountant Fees and Services.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

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

2.1
Agreement and Plan of Merger, dated as of June 9, 2024, by and among Noble Corporation plc, Diamond Offshore Drilling, Inc., Dolphin Merger Sub 1, Inc. and Dolphin Merger Sub 2, Inc. (filed as Exhibit 2.1 to Noble’s Current Report on Form 8-K filed on June 10, 2024, and incorporated herein by reference).

3.1
Amended and Restated Articles of Association of Noble Corporation plc (“Noble”) (filed as Exhibit 3.1 to Noble’s Current Report on Form 8-K filed on September 30, 2022, and incorporated herein by reference).

4.1
Indenture, dated as of April 18, 2023, by and among Noble Finance II LLC, the subsidiaries of Noble Finance II LLC named therein, as guarantors, and U.S. Bank Trust Company, National Association, as trustee paying agent and registrar (including the form of 8.000% Senior Note due 2030 included therein) (filed as Exhibit 4.1 to Noble’s Current Report on Form 8-K filed on April 18, 2023, and incorporated herein by reference).

4.2
Second Supplemental Indenture, dated as of August 22, 2024, among Noble Finance II LLC, as issuer, the guarantors listed on the signature pages thereto and U.S. Bank Trust Company, National Association, as trustee, paying agent and registrar (filed as Exhibit 4.3 to Noble’s Current Report on Form 8-K filed on August 22, 2024, and incorporated herein by reference).

4.3
Indenture, dated as of September 21, 2023, among Diamond Foreign Asset Company and Diamond Finance, LLC, as issuers, Diamond Offshore Drilling, Inc., as a guarantor, the other subsidiaries of Diamond Offshore Drilling, Inc. party thereto from time to time, as guarantors, and HSBC Bank USA, National Association, as trustee and collateral agent (filed as Exhibit 4.1 to Diamond Offshore Drilling, Inc.’s Current Report on Form 8-K filed on September 22, 2023, and incorporated herein by reference).

4.4
Supplemental Indenture, dated as of September 4, 2024, among Diamond Foreign Asset Company and Diamond Finance, LLC, as issuers, Diamond Offshore Drilling, Inc., as existing company, Dolphin Merger Sub 2, Inc., (now known as Noble Offshore Drilling Inc.) as new company, and HSBC Bank USA, National Association, as trustee and collateral agent (filed as Exhibit 4.1 to the Noble’s current Report on Form 8-K filed on September 4, 2024, and incorporated herein by reference).

4.5**	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.

10.1*	Noble Corporation plc 2022 Long-Term Incentive Plan (filed as Exhibit 4.1 to Noble’s Registration Statement on Form S-8 filed on September 30, 2022, and incorporated herein by reference).

10.2*
First Amendment to the Noble Corporation plc 2022 Long-Term Incentive Plan, effective as of April 1, 2024 (filed as Exhibit 99.2 to Noble’s Registration Statement on Form S-8 filed on May 21, 2024, and incorporated herein by reference).

10.3*
Form of Director Restricted Stock Unit Award, effective as of January 25, 2024, under the Noble Corporation 2022 Long-Term Incentive Plan (2026 Annual Grants, filed as Exhibit 10.8 to Noble’s Annual Report on Form 10-K for the year ended December 31, 2023, and incorporated by reference herein).

10.4*
Form of Time-Vested Restricted Stock Unit Award for Executive Officers, effective as of August 2, 2023, under the Noble Corporation plc 2022 Long-Term Incentive Plan (2024, 2025, & 2026 Annual Grant, filed as Exhibit 10.3 to Noble’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, and incorporated herein by reference).

Exhibit Number	Exhibit

10.5*
Form of Performance-Vested Restricted Stock Unit Award, effective as of August 2, 2023, under the Noble Corporation plc 2022 Long-Term Incentive Plan (2024, 2025, & 2026 Annual Grant, filed as Exhibit 10.4 to Noble’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, and incorporated herein by reference).

10.6*
Global Amendment to Employee Time and Performance Restricted Stock Awards Plan (filed as Exhibit 10.2 to Noble’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, and incorporated herein by reference).

10.7*^
Noble Corporation plc Executive Change in Control Severance Plan (filed as Exhibit 10.1 to Noble’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, and incorporated herein by reference).

10.8*^	Noble Corporation plc Executive Severance Plan (filed as Exhibit 10.2 to Noble’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, and incorporated herein by reference).

10.9
Irrevocable Undertaking, dated as of November 10, 2021, by and among APMH Invest A/S, Noble Corporation, Noble Finco Limited and The Drilling Company of 1972 A/S (filed as Exhibit 10.1 to Noble Cayman’s Current Report on Form 8-K filed on November 10, 2021, and incorporated herein by reference).

10.10*	Form of Indemnification Agreement (filed as Exhibit 10.1 to Noble’s Current Report on Form 8-K filed on September 30, 2022, and incorporated herein by reference).

10.11
Tranche 1 Warrant Agreement, dated as of September 30, 2022, by and among Noble Corporation plc, Computershare Inc. and Computershare Trust Company, N.A. (filed as Exhibit 10.2 to Noble’s Current Report on Form 8-K filed on September 30, 2022, and incorporated herein by reference).

10.12
Tranche 2 Warrant Agreement, dated as of September 30, 2022, by and among Noble Corporation plc, Computershare Inc. and Computershare Trust Company, N.A. (filed as Exhibit 10.3 to Noble’s Current Report on Form 8-K filed on September 30, 2022, and incorporated herein by reference).

10.13
Tranche 3 Warrant Agreement, dated as of September 30, 2022, by and among Noble Corporation plc, Computershare Inc. and Computershare Trust Company, N.A. (filed as Exhibit 10.4 to Noble’s Current Report on Form 8-K filed on September 30, 2022, and incorporated herein by reference).

10.14
Assumption Agreement, dated as of September 30, 2022, by and between Noble Corporation plc and Noble Corporation (filed as Exhibit 10.5 to Noble’s Current Report on Form 8-K filed on September 30, 2022, and incorporated herein by reference).

10.15
Registration Rights Agreement, dated as of October 3, 2022, by and between Noble Corporation plc and APMH Invest A/S (filed as Exhibit 10.2 to Noble’s Current Report on Form 8-K filed on October 3, 2022, and incorporated herein by reference).

10.16
Relationship Agreement, dated as of October 3, 2022, by and among Noble Corporation plc, Noble Corporation and APMH Invest A/S (filed as Exhibit 10.3 to Noble’s Current Report on Form 8-K filed on October 3, 2022, and incorporated herein by reference).

Exhibit Number	Exhibit
10.17*	Noble Corporation plc 2025 Short-Term Incentive Plan (filed as Exhibit 10.22 to Noble’s Annual Report on Form 10-K for the year ended December 31, 2024, and incorporated herein by reference).

10.18** *	Noble Corporation plc 2026 Short-Term Incentive Plan.

10.19
Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 18, 2023, by and among Noble Finance II LLC, Noble International Finance Company, Noble Drilling A/S, and any additional subsidiaries of Noble Finance II LLC as from time to time designated by Noble Finance II LLC as a designated borrower, as borrowers, the lenders and issuing banks party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and security trustee (filed as Exhibit 10.1 to Noble’s Current Report on Form 8-K filed on April 18, 2023, and incorporated herein by reference).

10.20
First Amendment to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of June 24, 2024, by and among Noble Finance II LLC, Noble International Finance Company, as a designated borrower, Noble Drilling A/S, as a designated borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to Noble’s Current Report on Form 8-K filed on June 27, 2024, and incorporated herein by reference).

10.21
Amended and Restated Collateral Agreement and Intercreditor Agreement, dated as of September 21, 2023, among Noble Offshore Drilling, Inc. (formerly known as Dolphin Merger Sub 2, Inc. and as successor by merger with Diamond Offshore Drilling, Inc.), as a grantor, Diamond Foreign Asset Company, as a grantor, the other grantors from time to time party thereto, HSBC Bank USA, National Association, as credit agreement administrative agent, notes trustee, and collateral agent and security trustee (incorporated by reference to Exhibit 10.1 to Diamond Offshore Drilling, Inc.’s Current Report on Form 8-K filed on September 22, 2023, and incorporated herein by reference).

10.22**
Second Amendment to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 16, 2025, by and among Noble Finance II LLC, Noble International Finance Company, as a designated borrower, Noble Drilling A/S, as a designated borrower, each of the lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent.

19.1	Noble Corporation plc Policy on Trading in Company Securities (filed as Exhibit 19.1 to Noble’s Annual Report on Form 10-K for the year ended December 31, 2024, and incorporated herein by reference).

21.1**	List of Subsidiaries of Noble Corporation plc.

23.1**	Consent of PricewaterhouseCoopers LLP

31.1**	Certification of Robert W. Eifler, Noble, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.2**	Certification of Richard B. Barker, Noble, pursuant to the US Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of Robert W. Eifler, Noble, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit
32.2+	Certification of Richard B. Barker, Noble, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Noble Corporation plc Clawback Policy (filed as Exhibit 97.1 to Noble’s Annual Report on Form 10-K for the year ended December 31, 2023, and incorporated herein by reference).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales

February 12, 2026	By:	/s/ Robert W. Eifler
Robert W. Eifler President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert W. Eifler	February 12, 2026
Robert W. Eifler President and Chief Executive Officer, and Director (Principal Executive Officer)	Date

/s/ Richard B. Barker	February 12, 2026
Richard B. Barker Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Jeffrey K. Hunt	February 12, 2026
Jeffrey K. Hunt Vice President and Chief Accounting Officer (Principal Accounting Officer)	Date

/s/ Charles M. Sledge	February 12, 2026
Charles M. Sledge Director and Chairman	Date

/s/ Patrice R. Douglas	February 12, 2026
Patrice R. Douglas Director	Date

/s/ Claus V. Hemmingsen	February 12, 2026
Claus V. Hemmingsen Director	Date

/s/ Alan J. Hirshberg	February 12, 2026
Alan J. Hirshberg Director	Date

/s/ Kristin H. Holth	February 12, 2026
Kristin H. Holth Director	Date

/s/ H. Keith Jennings	February 12, 2026
H. Keith Jennings Director	Date