Form 10-Q
period 2026-03-31
Noble Corp plc
filed 2026-04-27
CIK 1895262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑    No ☐

Number of shares outstanding at April 24, 2026: Noble Corporation plc - 159,545,944

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$662,650	$471,399
Accounts receivable, net	595,878	589,597
Taxes receivable	58,576	78,827
Prepaid expenses and other current assets	117,658	132,459
Total current assets	1,434,762	1,272,282
Property and equipment, at cost	6,778,292	6,639,045
Accumulated depreciation	(1,372,621)	(1,236,222)
Property and equipment, net	5,405,671	5,402,823
Other assets	637,284	854,662
Total assets	$7,477,717	$7,529,767
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$307,596	$298,751
Accrued payroll and related costs	51,800	81,754
Taxes payable	81,670	83,256
Interest payable	73,173	35,827
Other current liabilities	205,168	260,141
Total current liabilities	719,407	759,729
Long-term debt	1,917,272	1,975,791
Deferred income taxes	5,536	5,402
Other liabilities	247,843	239,995
Total liabilities	2,890,058	2,980,917
Commitments and contingencies (Note 8)
Shareholders’ equity
Common stock, $0.00001 par value; 159,473,464 and 158,853,799 ordinary shares outstanding as of March 31, 2026, and December 31, 2025, respectively	1	1
Additional paid-in capital	4,259,479	4,257,059
Retained earnings	324,756	286,630
Accumulated other comprehensive income (loss)	3,423	5,160
Total shareholders’ equity	4,587,659	4,548,850
Total liabilities and equity	$7,477,717	$7,529,767
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating revenues
Contract drilling services	$742,553	$832,428
Reimbursables and other	43,137	42,059
	785,690	874,487
Operating costs and expenses
Contract drilling services	450,125	462,099
Reimbursables	30,112	31,784
Depreciation and amortization	137,340	143,137
General and administrative	30,048	35,208
Merger and integration costs	2,615	14,920
(Gain) loss on sale of operating assets, net	(89,858)	—
	560,382	687,148
Operating income (loss)	225,308	187,339
Other income (expense)
Interest expense, net of amounts capitalized	(40,559)	(40,467)
Gain (loss) on extinguishment of debt, net	726	—
Interest income and other, net	8,197	1,837
Income (loss) before income taxes	193,672	148,709
Income tax benefit (provision)	(72,947)	(40,406)
Net income (loss)	$120,725	$108,303
Basic earnings (loss) per share	$0.76	$0.68
Diluted earnings (loss) per share	$0.75	$0.67
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$120,725	$108,303
Other comprehensive income (loss)
Net changes in pension and other postretirement plan assets and benefit obligations, net of tax benefit (provision) of $2,233 and $0 for the three months ended March 31, 2026 and 2025, respectively.	(1,737)	201
Other comprehensive income (loss), net	(1,737)	201
Comprehensive income (loss)	$118,988	$108,504
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$120,725	$108,303
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	137,340	143,137
Amortization of intangible assets and contract liabilities, net	—	(7,450)
(Gain) loss on extinguishment of debt, net	(726)	—
(Gain) loss on sale of operating assets, net	(89,858)	—
Deferred income taxes	46,338	20,499
Amortization of share-based compensation	9,521	7,051
Other costs, net	3,388	(11,469)
Net changes in operating assets and liabilities	46,562	10,989
Net cash provided by (used in) operating activities	273,290	271,060
Cash flows from investing activities
Capital expenditures	(103,853)	(113,536)
Proceeds from insurance claims	—	15,391
Proceeds from disposal of assets, net	206,400	—
Net cash provided by (used in) investing activities	102,547	(98,145)
Cash flows from financing activities
Repayments of debt	(56,650)	—
Warrants exercised	2,569	38
Share repurchases	—	(20,000)
Dividend payments	(83,691)	(81,406)
Withholding tax related to employee stock transactions	(9,670)	(9,073)
Finance lease payments	(41,756)	(6,019)
Net cash provided by (used in) financing activities	(189,198)	(116,460)
Net increase (decrease) in cash, cash equivalents, and restricted cash	186,639	56,455
Cash, cash equivalents, and restricted cash, beginning of period	479,960	252,279
Cash, cash equivalents, and restricted cash, end of period	$666,599	$308,734
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at December 31, 2025	158,854	$1	$4,257,059	$286,630	$5,160	$4,548,850
Employee related equity activity
Amortization of share-based compensation	—	—	9,521	—	—	9,521
Issuance of share-based compensation	507	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(9,670)	—	—	(9,670)
Warrants exercised	112	—	2,569	—	—	2,569
Dividends	—	—	—	(82,599)	—	(82,599)
Net income (loss)	—	—	—	120,725	—	120,725
Other comprehensive income (loss), net	—	—	—	—	(1,737)	(1,737)
Balance at March 31, 2026	159,473	$1	$4,259,479	$324,756	$3,423	$4,587,659
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - CONTINUED
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at December 31, 2024	158,947	$1	$4,236,172	$411,244	$3,969	$4,651,386
Employee related equity activity
Amortization of share-based compensation	—	—	7,051	—	—	7,051
Issuance of share-based compensation	564	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(9,073)	—	—	(9,073)
Warrants exercised	1	—	38	—	—	38
Share repurchases	(737)	—	—	(20,000)	—	(20,000)
Dividends	—	—	—	(79,997)	—	(79,997)
Net income (loss)	—	—	—	108,303	—	108,303
Other comprehensive income (loss), net	—	—	—	—	201	201
Balance at March 31, 2025	158,775	$1	$4,234,188	$419,550	$4,170	$4,657,909
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)

Note 1 — Organization and Basis of Presentation
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble”, the “Company”, or “we”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921. As of the filing date of this report, our fleet of 31 drilling rigs consisted of 25 floaters and 6 jackups.
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
The accompanying unaudited condensed consolidated financial statements of Noble have been prepared pursuant to the rules and regulations of the US Securities and Exchange Commission (“SEC”) as they pertain to Quarterly Reports on Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements are prepared on a going concern basis and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a recurring nature. The December 31, 2025, Condensed Consolidated Balance Sheet presented herein is derived from the December 31, 2025, audited consolidated financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed by Noble. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Note 2 — Accounting Pronouncements
Accounting Standards Adopted
There have been no new accounting standards adopted during the current quarter.
Recently Issued Accounting Standards
In December 2025, the FASB issued ASU No. 2025‑12, Codification Improvements. This ASU includes amendments that clarify or improve various areas within the Accounting Standards Codification. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements. This ASU clarifies the application of interim reporting guidance and certain interim disclosure requirements. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities, and after December 15, 2028, for entities other than public business entities. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
In November 2025, the FASB issued ASU No. 2025‑09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This ASU clarifies certain aspects of the hedge accounting guidance and addresses incremental hedge accounting issues arising from global reference rate reform. The guidance is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, and for entities other than public business entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
In November 2025, the FASB issued ASU No. 2025‑08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. This ASU expands the use of the gross‑up approach for certain acquired loans by requiring purchased seasoned loans to be accounted for consistent with purchased credit‑deteriorated financial assets. The amendments are effective for annual

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
Note 3 — Earnings (Loss) Per Share
The following table presents the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss)	$120,725	$108,303
Denominator:
Weighted average shares outstanding – basic	159,219	159,006
Dilutive effect of share-based awards	1,119	2,134
Dilutive effect of warrants	1,241	797
Weighted average shares outstanding – diluted	161,579	161,937
Earnings (loss) per share data:
Basic	$0.76	$0.68
Diluted	$0.75	$0.67
Only those items having a dilutive impact on our basic earnings (loss) per share are included in diluted earnings (loss) per share. The following table displays the share-based instruments that have been excluded from diluted earnings (loss) per share since the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Warrants (1)	—	2,773
(1)Represents the total number of warrants outstanding which did not have a dilutive effect. In periods where the warrants are determined to be dilutive, the number of shares which will be included in the computation of diluted shares is determined using the Treasury Stock Method, adjusted for mandatory exercise provisions under the warrant agreements, if applicable.
Share Capital
As of March 31, 2026, Noble had approximately 159.5 million Ordinary Shares outstanding as compared to approximately 158.9 million Ordinary Shares outstanding at December 31, 2025. In addition, as of March 31, 2026, 0.9 million Tranche 1 Warrants and 0.8 million Tranche 2 Warrants were outstanding and exercisable. Furthermore, new equity awards may be granted under the Noble Corporation plc 2022 Long-Term Incentive Plan, pursuant to which, up to 3.9 million new Ordinary Shares may be issued.
The declaration and payment of dividends require authorization of the Board of Directors, provided that such dividends on issued share capital may be paid only out of the Company’s “distributable reserves” as determined by reference to relevant statutory accounts in accordance with English law. The Company is not permitted to pay dividends out of share capital, which includes share premiums. The payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, the availability of sufficient distributable reserves, contractual and indenture restrictions, and other factors deemed relevant by our Board of Directors. During each of the quarters ended March 31, 2026 and 2025, we declared and paid a dividend of $0.50 per share.
Share Repurchases
Under English law, the Company is only permitted to purchase its own Ordinary Shares by way of an “off-market purchase” pursuant to a contract approved by shareholders (except where the purchase is for the purposes of, or pursuant to, any employees’ share scheme). Such purchases may be paid for either (i) out of the Company’s “distributable reserves” as determined by reference to relevant statutory accounts in accordance with English law or (ii) from the proceeds of a fresh

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
issue of shares made for the purpose of financing the purchase. On October 22, 2024, the Company’s Board of Directors authorized an increased share repurchase authorization of up to an additional $400.0 million and, at the 2025 annual general meeting of shareholders, shareholders approved the repurchase of up to 23,800,068 Ordinary Shares. The authorization by the Board of Directors has approximately $370.0 million remaining, does not have a fixed expiration, and may be modified, suspended, or discontinued at any time. None of the shareholder authorization to purchase up to 23,800,068 Ordinary Shares has yet been utilized and the authorization by shareholders expires on May 8, 2030 (subject to certain exceptions). The program does not obligate the Company to acquire any particular amount of Ordinary Shares. During the three months ended March 31, 2026 and 2025, the Company repurchased none and 0.7 million of the Company’s Ordinary Shares, respectively. All repurchased shares were subsequently cancelled, and the nominal value of the repurchased shares was transferred to the Capital Redemption reserve. Under this program, repurchases may be made from time to time using a variety of methods such as open market purchases and privately negotiated transactions, in compliance with relevant rules and regulations. In establishing this program, the Board considered the benefits to shareholders of providing the business with this additional capital allocation flexibility to promote long-term value for shareholders alongside other uses of capital.
Warrants
The tranche 1 warrants (the “Tranche 1 Warrants”) are exercisable for one Ordinary Share per warrant at an exercise price of $19.27 per warrant, the tranche 2 warrants (the “Tranche 2 Warrants”) are exercisable for one Ordinary Share per warrant at an exercise price of $23.13 per warrant, and the tranche 3 warrants (the “Tranche 3 Warrants”), which expired on February 4, 2026, were exercisable for one Ordinary Share per warrant at an exercise price of $124.40 per warrant.
Note 4 — Property and Equipment
Property and equipment, at cost, for Noble consisted of the following:

	March 31, 2026	December 31, 2025
Drilling equipment and facilities	$6,439,563	$6,332,098
Construction in progress	246,484	215,637
Other	92,245	91,310
Property and equipment, at cost	$6,778,292	$6,639,045
Capital additions, including capitalized interest, during the three months ended March 31, 2026 and 2025, totaled $137.3 million and $89.5 million, respectively.
During the first quarter of 2026, we sold the Noble Tom Prosser, Noble Mick O'Brien, Noble Regina Allen, Noble Resilient, and Noble Resolute for net proceeds of $346.7 million, resulting in a pre-tax gain of $89.5 million.
As of March 31, 2026, the Noble Resolve qualified as held for sale and was included in “Other assets” on our Consolidated Balance Sheet at its carrying value of $64.2 million.
Note 5 — Debt
Partial Redemption of Debt Principal
On March 27, 2026, we redeemed $55.0 million aggregate principal amount of our 8.500% Senior Secured Second Lien Notes due 2030 for $56.7 million, plus accrued interest, and recognized a gain of approximately $0.7 million.
Secured Revolving Credit Agreement
The revolving credit facility under the Amended and Restated Senior Secured Revolving Credit Agreement, dated April 18, 2023, and as amended on June 24, 2024, and on December 16, 2025 (the “2023 Revolving Credit Facility”), provides for commitments of $550.0 million with maturity in 2028. The guarantors under the 2023 Revolving Credit Facility are the same subsidiaries of Noble Finance II LLC, a wholly-owned, indirect subsidiary of Noble (“Noble Finance II”), that are or will be guarantors of the 2030 Notes (as defined below). As of March 31, 2026, we had no borrowings outstanding and $6.7 million of letters of credit issued under the 2023 Revolving Credit Facility.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
8.000% Senior Notes due 2030
In 2023, Noble Finance II, a wholly owned subsidiary of Noble, issued $600.0 million in aggregate principal amount of its 8.000% Senior Notes due 2030 (the “Initial 2030 Notes”). On August 22, 2024, Noble Finance II issued an additional $800.0 million in aggregate principal amount of its 8.000% Senior Notes due 2030 (the “Additional 2030 Notes” and, together with the Initial 2030 Notes, the “2030 Notes”) at a premium of 103% bringing the total outstanding principal amount to $1.4 billion. The 2030 Notes were issued pursuant to an indenture, dated as of April 18, 2023 (as supplemented or otherwise modified from time to time, the “Noble Indenture”), among Noble Finance II, the subsidiaries of Noble Finance II party thereto, as guarantors, and U.S. Bank Trust Company, National Association, as trustee, paying agent, and registrar.
The 2030 Notes are unconditionally guaranteed on a senior unsecured basis by the above guarantors and will be unconditionally guaranteed on the same basis by certain of Noble Finance II’s future subsidiaries that guarantee certain indebtedness of Noble Finance II and the above guarantors, including the 2023 Revolving Credit Facility.
The 2030 Notes will mature on April 15, 2030, and interest on the 2030 Notes is payable semi-annually in arrears on each April 15 and October 15, commencing October 15, 2023, to holders of record on the April 1 and October 1 immediately preceding the related interest payment date, at a rate of 8.000% per annum.
8.500% Senior Secured Second Lien Notes due 2030
In 2023, Diamond Foreign Asset Company and Diamond Finance, LLC (collectively referred to as the “Issuers”) issued $550.0 million aggregate principal amount of 8.500% Senior Secured Second Lien Notes due October 2030 (the “Diamond Second Lien Notes”) with interest payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2024. On March 27, 2026, Diamond Foreign Asset Company redeemed $55.0 million aggregate principal amount of its 8.500% Senior Secured Second Lien Notes due 2030 for $56.7 million bringing the total outstanding principal amount to $495.0 million. The Diamond Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Noble Offshore Drilling, Inc. (formerly known as Dolphin Merger Sub 2, Inc. and as successor by merger with Diamond Offshore Drilling, Inc.) (“NODI”) and each of its existing restricted subsidiaries (other than the Issuers) and by certain of NODI’s future restricted subsidiaries.
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
The following table presents the carrying value, net of unamortized debt issuance costs and discounts or premiums, and the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, respectively:

	March 31, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior secured notes
8.000% Senior Notes due April 2030	$1,400,925	$1,446,774	$1,400,983	$1,454,656
8.500% Senior Secured Second Lien Notes due October 2030	516,347	522,814	574,808	583,775
Credit facility
Amended and Restated Senior Secured Revolving Credit Facility	—	—	—	—
Total debt	1,917,272	1,969,588	1,975,791	2,038,431
Less: Current maturities of long-term debt	—	—	—	—
Long-term debt	$1,917,272	$1,969,588	$1,975,791	$2,038,431
Note 6 — Revenue and Customers
Disaggregation of Revenue
The following table provides information about contract drilling services revenue by rig types:

	Three Months Ended March 31,
	2026	2025
Floaters	$620,557	$693,451
Jackups	121,996	138,977
Total	$742,553	$832,428
Contract Balances
Accounts receivables are recognized when the right to the consideration becomes unconditional based upon contractual billing schedules. Payment terms on invoiced amounts are typically 30 to 60 days. Customer contract assets and liabilities generally consist of contract costs and deferred revenue resulting from past transactions related to the provision of services under contracts with customers. Current contract asset and liability balances are included in “Prepaid expenses and other current assets” and “Other current liabilities,” respectively, and noncurrent contract assets and liabilities are included in “Other assets” and “Other liabilities,” respectively, on our Condensed Consolidated Balance Sheets.
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
The following table provides information about contract assets and contract liabilities from contracts with customers:

	March 31, 2026	December 31, 2025
Current customer contract assets	$17,868	$29,525
Noncurrent customer contract assets	389	1,112
Total customer contract assets	18,257	30,637

Current deferred revenue	(53,911)	(64,400)
Noncurrent deferred revenue	(44,942)	(32,718)
Total deferred revenue	$(98,853)	$(97,118)
Significant changes in the remaining performance obligation contract assets and the contract liabilities balances for the three months ended March 31, 2026 and 2025, are as follows:

	Contract Assets	Contract Liabilities
Net balance at December 31, 2025	$30,637	$(97,118)

Additions to deferred costs	7,155	—
Additions to deferred revenue	—	(25,108)
Amortization of deferred costs	(19,535)	—
Amortization of deferred revenue	—	23,373
Total	(12,380)	(1,735)

Net balance at March 31, 2026	$18,257	$(98,853)

Net balance at December 31, 2024	$37,091	$(101,945)

Additions to deferred costs	10,183	—
Additions to deferred revenue	—	(59,999)
Amortization of deferred costs	(13,435)	—
Amortization of deferred revenue	—	56,961
Total	(3,252)	(3,038)

Net balance at March 31, 2025	$33,839	$(104,983)
Off-market Customer Contract Assets and Liabilities
Off-market customer contract assets and liabilities were recognized in connection with the merger, pursuant to a Business Combination Agreement, dated November 10, 2021, as amended, by and among Noble, Noble Finco Limited (n/k/a Noble Corporation plc), Noble Newco Sub Limited, the Drilling Company of 1972 A/S, a Danish public limited liability company (“Maersk Drilling”), and the other parties thereto (the “Business Combination with Maersk Drilling”) and the agreement and plan of merger, dated June 9, 2024, with Diamond Offshore Drilling, Inc. (“Diamond”), Dolphin Merger Sub 1, Inc., and Dolphin Merger Sub 2, Inc., under which Noble would acquire Diamond in a stock plus cash transaction (the “Diamond Transaction”), and are included in “Other assets” and “Noncurrent contract liabilities,” respectively.
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
In connection with the Business Combination with Maersk Drilling and the Diamond Transaction, the Company recognized fair value adjustments of $237.7 million and $27.7 million, respectively, related to certain unfavorable customer contracts acquired. As of June 2025, these liabilities were fully amortized as an increase to contract drilling services revenue from October 3, 2022, and September 4, 2024, respectively, through the remainder of the contracts.

	Unfavorable contacts	Favorable contracts
Balance at December 31, 2024	$(8,580)	$214
Amortization	7,664	(214)
Balance at March 31, 2025	$(916)	$—
Note 7 — Income Taxes
During the three months ended March 31, 2026, the Company recognized additional discrete deferred tax benefits of $16.6 million related to releases and adjustments of valuation allowance for deferred tax benefits primarily in Luxembourg and Switzerland.
During the three months ended March 31, 2025, the Company recognized additional discrete deferred tax benefits of $18.5 million related to releases and adjustments of valuation allowance for deferred tax benefits in Guyana, Nigeria, Switzerland, and Luxembourg.
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
At March 31, 2026, the reserves for uncertain tax positions totaled $116.5 million (net of related tax benefits of $0.9 million). At December 31, 2025, the reserves for uncertain tax positions totaled $119.2 million (net of related tax benefits of $0.9 million).
During the three months ended March 31, 2026, our tax provision included tax benefits of $16.6 million related to adjustments to valuation allowance for deferred tax benefits primarily in Luxembourg and Switzerland. Such tax benefits were offset by tax effects of $23.5 million related to the gain on sale of operating assets and recurring quarterly accruals of $66.1 million mostly in Guyana, Luxembourg, Switzerland, and the United States.
Note 8 — Commitments and Contingencies
Tax Matters
Audit claims of approximately $374.1 million at March 31, 2026, attributable to income and other business taxes, remain outstanding and are under continued objection by Noble. Such audit claims are mostly attributable to Brazil and remain under continued monitoring and evaluation on a quarterly basis as facts change and as audits and/or litigation continue to progress. We intend to vigorously defend our reported positions and currently believe the ultimate resolution of the audit claims will not have a material adverse effect on our consolidated financial statements.
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Letters of Credit and Surety Bonds
As of March 31, 2026, we had $6.7 million of letters of credit issued under the 2023 Revolving Credit Facility and an additional $42.8 million in letters of credit and surety bonds issued under bilateral arrangements which guarantee our performance as it relates to our drilling contracts, contract bidding, tax appeals, customs duties, and other obligations in various jurisdictions. We expect to comply with the underlying performance requirements and we expect obligations under these letters of credit and surety bonds will not be called.
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
Note 9 — Supplemental Financial Information
Condensed Consolidated Balance Sheets Information
Restricted cash
Noble’s restricted cash balance as of March 31, 2026, and December 31, 2025, was $3.9 million and $8.6 million, respectively. All restricted cash is recorded in “Prepaid expenses and other current assets.”
Leases
Our lease agreements are primarily for real estate, equipment, storage, dock space, and automobiles and are included within “Other assets”, “Other current liabilities”, and “Other liabilities” on our Condensed Consolidated Balance Sheets. In connection with the Diamond Transaction, the Company assumed several finance leases for well control equipment used on the drillships that included an option to purchase the leased equipment at the end of the respective lease term.
During the first quarter of 2026, Noble exercised the option to purchase the leased equipment and entered into a purchase and sale agreement with EFS BOP, LLC, as seller for the purchase of four blowout preventer (“BOP”) systems. The aggregate purchase price for the equipment is $73.0 million. As a result, two of the four BOP systems were purchased in March 2026 and were reclassified to “Property and equipment” from “Other assets” on our Condensed Consolidated Balance Sheet. The closings for the remaining two BOP systems are due to occur during the second and fourth quarters of 2026, respectively, consistent with the remaining lease term.
Supplemental balance sheet information related to finance leases was as follows:

	March 31, 2026	December 31, 2025
Right-of-use assets	$45,011	$99,767
Current lease liabilities	39,943	93,382
Notes receivable
On December 8, 2025, Borr Drilling Limited ("Borr") and Noble entered into a Sale and Purchase Agreement (which was amended on January 5, 2026, the "SPA"), pursuant to which Borr agreed to buy and Noble has agreed to sell five jackup rigs (the "Purchased Rigs") for $360.0 million.
In relation to the SPA, Noble provided a $150.0 million loan to Borr (the "Loan"), with three out of the five Purchased Rigs (Noble Tom Prosser, Noble Regina Allen, and Noble Resilient) used as collateral. The Loan has the seniority of Subordinated Secured obligation and matures on January 7, 2032, with the interest rate of the Loan changing over time (ranging from 7.5% to 15.0%). Furthermore, the Loan can be prepaid at any time without premium or penalty, with certain provisions mandating prepayment. We initially recorded notes receivable equal to the fair value of the Loan estimated through the use of a discounted cash flow model.
The carrying value of the notes receivable as of March 31, 2026, was $148.8 million. The notes receivable are recorded in “Other assets.”

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Condensed Consolidated Statements of Cash Flows Information
Operating cash activities
The net effect of changes in assets and liabilities on cash flows from operating activities is as follows:

	Three Months Ended March 31,
	2026	2025
Accounts receivable	$(6,281)	$40,658
Taxes receivable	4,133	(3,998)
Other current assets	6,928	(20,885)
Other assets	5,966	22,120
Accounts payable	10,072	(66,570)
Other current liabilities	18,253	52,897
Other liabilities	7,491	(13,233)
Total net change in operating assets and liabilities	$46,562	$10,989
Non-cash investing and financing activities
Non-cash investing and financing activities excluded from unaudited Condensed Consolidated Statements of Cash Flows are as follows:

	Three Months Ended March 31,
	2026	2025
Accrued capital expenditures at period end	$42,502	$41,515
Purchase of property and equipment via exchange of lease right-of-use assets	40,837	—
Derecognition of right-of-use assets	(40,837)	—
Note 10 — Information about Noble Finance II
8.000% Senior Notes due 2030
Noble Finance II, a wholly-owned, indirect subsidiary of Noble, is the issuer of the 2030 Notes and one or more 100% wholly-owned, direct and indirect subsidiaries of Noble Finance II are the unconditional guarantors, or are otherwise obligated as of March 31, 2026, with respect to the 2030 Notes. See “Note 5 — Debt” for additional information.
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
The summarized financial information below reflects the consolidated accounts of Noble Finance II:

March 31, 2026
Balance Sheet
Cash and cash equivalents	$395,549
Total current assets	2,366,371
Total current liabilities	649,454
Total debt	1,400,924
Total shareholders' equity	4,859,569

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)

Three Months Ended March 31, 2026
Statement of Operations
Operating revenues	$608,518
Operating costs and expenses	407,220
Depreciation and amortization	98,217

Statement of Cash Flows
Net cash provided by (used in) operating activities	$121,627
Capital expenditures	(110,154)
Proceeds from disposal of assets, net	206,400
Dividend payments	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at March 31, 2026, and our results of operations for the three months ended March 31, 2026 and 2025. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q, the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”), filed by Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble”) and our other filings with the US Securities and Exchange Commission (“SEC”). References in this Quarterly Report on Form 10-Q to “Noble,” the “Company,” “we,” “us,” “our,” and words of similar meaning refer collectively to Noble and its consolidated subsidiaries.

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements other than statements of historical facts included in this report or in the documents incorporated by reference are forward looking statements, including those regarding expected financial performance, revenues, expected utilization, fleet status, stacking of rigs, effects of new rigs on the market revenues, the impact of acquisitions or divestments, operating expenses, cash flows, contract status, tenders, terms and duration, dayrates, termination and extensions, contract backlog, the availability, delivery, mobilization, stacking or reactivation, contract commencement, relocation or other movement of rigs and the timing thereof, contract claims, capital expenditures, insurance maintenance and renewals, access to financing, rig demand, peak oil, the offshore drilling market, oil prices, production levels among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil and gas producing nations (together with OPEC, “OPEC+”), and any expectations we may have with respect thereto, our future financial position, business strategy, impairments, repayment of debt, credit ratings, liquidity, borrowings under any credit facilities or other instruments, sources of funds, cost inflation, planned acquisitions or divestitures of assets, governmental regulations and permitting, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, share repurchases, the impacts of sustainability matters, the outcome of tax disputes, assessments and settlements, and expense management, the outcome of any dispute, litigation, audit or investigation, plans, foreign currency requirements, results of joint ventures, general economic, market, including inflation and recessions, trends and outlook, general political conditions, including political tensions, conflicts and war, timing, benefits or results of acquisitions or dispositions, and timing for compliance with any new regulations. When used in this report or in the documents incorporated by reference, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “on track,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “shall,” “target,” “will,” and similar expressions are intended to be among the terms that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. Actual results may differ materially from any future results expressed or implied by such forward-looking statements and the expectations expressed in forward-looking statements are subject to a number of risks, uncertainties and assumptions, which could affect our business, operating results and financial condition, and include, but are not limited to: market conditions and changes in customer demand, volatility in the price of oil or gas, reduced demand for oil and gas products and increased regulation of drilling and production, the level of drilling and production activity, price competition, and cyclicality in the oil and gas industry and the offshore drilling industry, offshore rig supply, dayrates and demand for rigs, contract duration, renewal, terminations, and repricing, national oil companies and governmental clients, contract backlog and realization of our current backlog of contract drilling revenue, customer and geographic concentration, operational hazards and risks, labor force unionization, labor interruptions and labor regulations, major natural disasters, including hurricanes and windstorm damage, seasonal weather events and related damages or liabilities, catastrophic events, acts of war, geopolitical conflict (including the recent escalation of conflict in Iran), terrorism or social unrest, pandemic, or other similar events, joint ventures as well as investments in associates, risks relating to international operations and related mobilization and demobilization of rigs, operational interruptions, delays, upgrades, refurbishment and repair of rigs and any related delays and cost overruns or reduced payment of dayrates, impacts of inflation and changes in global trade policy, including tariffs and other trade restrictions, renewal of insurance, protection of sensitive information, operational technology systems and critical data, the ability to attract and retain skilled personnel or the increased cost in doing so, supplier capacity constraints or shortages in parts or equipment, supplier production disruptions, supplier quality and sourcing issues or price increases, future mergers, acquisitions or dispositions of businesses or assets or other strategic transactions, sales of drilling units, responding to long-term changes in the energy mix, impairment to our ability to raise capital for operations, supplier capacity constraints or shortages, nonperformance of third-parties, suppliers and subcontractors, regulatory changes and compliance with governmental laws and regulations, heightened attention to sustainability matters, including climate change and accountability for public statements about sustainability efforts, compliance with anti-bribery or anti-corruption, international trade laws and regulations, our ability to maintain effective disclosure controls and procedures and internal control over financial reporting, impairments on property and equipment, including rigs and related capital spares, operating and financial restrictions, maintenance of covenants in our debt documents, potential impacts, liabilities and costs from pending or potential litigation, investigations, claims and tax or other disputes, and other risks that are described herein, as well as the “Risk Factors” referenced or described in Part I, Item 1A. “Risk Factors” of our Form 10-K and in our other filings with the Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us. Future quarterly dividends and other shareholder returns will be subject to, amongst other things, approval by the Board of Directors and may be modified as market conditions dictate.
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
Our website address is http://www.noblecorp.com. Investors should also note that we announce material financial information in SEC filings, press releases and public conference calls. Based on guidance from the SEC, we may use the investor relations section of our website to communicate with our investors. It is possible that the financial and other information (including fleet status reports) posted there could be deemed to be material information. Noble may also use social media channels including, but not limited to, Noble’s accounts on LinkedIn, Facebook, Instagram, and X, to communicate with investors and the public about its business, services, and other matters, and those communications could be deemed to be material information. Except to the extent explicitly stated herein, documents and information on our website or our social media channels are not incorporated by reference herein.

Executive Overview
Noble is a leading offshore drilling contractor for the oil and gas industry. As of the filing date of this Quarterly Report on Form 10-Q, Noble performs, through its subsidiaries, contract drilling services with a fleet of 31 drilling rigs, consisting of 25 floaters and 6 jackups (excluding certain rigs currently operating under a bareboat charter agreement), focused largely on ultra-deepwater and high-specification jackup drilling opportunities in both established and emerging regions worldwide. We typically employ each drilling unit under an individual contract, and many contracts are awarded based upon a competitive bidding process.
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
Market Outlook
In recent years, oil prices have generally remained at levels that are supportive of offshore exploration and development activity and global rig demand recovered to eclipse pre-pandemic levels, albeit with some moderation since early 2024, although, recently, the ongoing conflict in Iran has caused significant disruption in the normal flow of oil, refined petroleum products, and related commodities, with consequent price increases. Current demand and utilization levels are supported by the combination of the outlook for longer-term commodity prices, heightened focus on energy security, the capital intensity of depletion replacement, and relative attractiveness of offshore plays with respect to both cost and carbon emissions. The increase in global rig demand since 2021 has had a positive impact on dayrates for most rig classes, although dayrates have decreased moderately since recent highs in 2023 and 2024.
The global rig supply has come down from historic highs as Noble and other offshore drilling contractors have retired less capable and idle assets. Concurrently, the incoming supply of newbuild offshore drilling rigs has diminished materially, with very few newbuild rigs now remaining stranded in shipyards.
Although the market outlook in our business varies by geographical region and water depth and, despite recent volatility regarding the price of oil, we remain encouraged by the long-term outlook in the ultra-deepwater floater market. Our customers continue to focus on our highest specification floaters, which represents the majority of our floater fleet. Assuming current market fundamentals, continued customer prioritization towards these highest specification floaters could result in lower utilization for our lower specification drillships and our semi-submersibles. Demand for midwater semisubmersibles is primarily driven by brownfield activity in mature basins, especially in Northwest Europe, South America, and the Asia Pacific regions, where a generally stable level of baseload demand is supported by infield drilling and plug and abandonment requirements. Despite some recent contract suspensions in select jackup markets, we have also observed an overall demand increase in the global jackup market since 2020. While we remain encouraged about overall long-term rig demand, as evidenced by recent multi-year, multi-rig contracts that we have booked into backlog, the near-term outlook for both floaters and jackups over the next several quarters continues to present lingering utilization headwinds compared to 2023-2024 levels. Furthermore, economic uncertainty and increased volatility regarding commodity prices, arising from, among other things, the recent escalation of conflict in Iran, disrupted shipping channels, and elevated geopolitical tensions, collectively present potential for oil demand destruction and supply chain pressure.
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
Our cost profile remains sensitive to global labor market conditions, capital intensive repair and maintenance scopes on our rigs, global trade and sanctions regimes, including the impacts of new or increased tariffs or trade wars, and geopolitical crises (including the recent escalation of conflict in Iran) and their respective regional and global ramifications. Each of these factors has the potential to adversely impact our ability to conduct our day-to-day operations and manage costs with uncertainty related to trade policy and tariffs also having the ability to negatively impact rig demand.
Contract Drilling Services Backlog
We maintain a backlog of commitments for contract drilling services. Our contract drilling services backlog reflects estimated future revenues attributable to signed drilling contracts. As of March 31, 2026, contract drilling services backlog totaled approximately $7.2 billion.
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
The table below presents the amount of our contract drilling services backlog as of March 31, 2026, and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2026 (1)	2027	2028	2029	2030	Thereafter
	(In thousands)
Contract Drilling Services Backlog
Floaters (2) (3)	$6,679,697	$1,682,976	$2,077,971	$1,712,581	$779,713	$306,640	$119,816
Jackups (4) (6)	528,322	305,872	222,450	—	—	—	—
Total	$7,208,019	$1,988,848	$2,300,421	$1,712,581	$779,713	$306,640	$119,816
Percent of Available Days Committed (5)
Floaters		62%	61%	48%	21%	8%	3%
Jackups		80%	49%	—%	—%	—%	—%
Total		67%	59%	48%	17%	6%	2%
(1)Represents a nine-month period beginning April 1, 2026.
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
(5)Percent of available days committed is calculated by dividing the total number of days our rigs are operating under contract for such period by the product of the number of our rigs, including cold stacked rigs (i.e., idle without a contract, have reduced or no crew, or are not actively marketed in present market conditions), and the number of calendar days in such period.
(6)The above table includes approximately $15.8 million of backlog associated with the Noble Resolve, held for sale as of March 31, 2026, pertaining to the agreement with Ocean Oilfield Drilling.
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
As of March 31, 2026, ExxonMobil, Shell, BP, TotalEnergies, and Aker BP represented approximately 21.1%, 19.1%, 14.4%, 12.5%, and 11.1% of our backlog, respectively.

Results of Operations
Results for the Three Months Ended March 31, 2026 and 2025
Net income for the three months ended March 31, 2026 (the “current quarter”), was $120.7 million, or $0.75 per diluted share, on operating revenues of $785.7 million compared to net income for the three months ended March 31, 2025, of $108.3 million, or $0.67 per diluted share, on operating revenues of $874.5 million.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates, and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “Contract Drilling Services” below.
The following table presents the average rig utilization, operating days, and average dayrates for our rig fleet for the periods indicated:

	Average Rig Utilization (1)		Operating Days (2)		Average Dayrates (2)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025	2026	2025
Floaters	65%	74%	1,470	1,800	$422,076	$381,161
Jackups	78%	74%	660	871	184,807	159,527
Total	69%	74%	2,130	2,671	$348,554	$308,898
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
Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
Operating revenues:	2026	2025	$	%
Contract drilling services	$742,553	$832,428	$(89,875)	(11)%
Reimbursables and other (1)	43,137	42,059	1,078	3%
	785,690	874,487	(88,797)	(10)%
Operating costs and expenses:
Contract drilling services	$450,125	$462,099	$(11,974)	(3)%
Reimbursables (1)	30,112	31,784	(1,672)	(5)%
Depreciation and amortization	137,340	143,137	(5,797)	(4)%
General and administrative	30,048	35,208	(5,160)	(15)%
Merger and integration costs	2,615	14,920	(12,305)	(82)%
(Gain) loss on sale of operating assets, net	(89,858)	—	(89,858)	—%
	560,382	687,148	(126,766)	(18)%
Operating income (loss)	$225,308	$187,339	$37,969	20%
(1)We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations, or cash flows.

The following table provides information about contract drilling revenue and costs by rig types (dollars in millions except average dayrates):

		Three Months Ended March 31,
		2026		2025
		Floaters	Jackups	Floaters	Jackups
Contract drilling services revenues		$620.6	$122.0	$693.4	$139.0
Contract drilling services costs		$362.6	$87.5	$391.6	$70.5
Average rig utilization		65%	78%	74%	74%
Operating days		1,470	660	1,800	871
Average dayrates		$422,076	$184,807	$381,161	$159,527
Total rigs	— Beginning	25	11	27	13
	— Acquired	—	—	—	—
	— Disposed	—	(5)	—	—
	— Ending	25	6	27	13
Contract Drilling Services Revenues
Floaters. During the first quarter of 2026, floaters generated revenue of $620.6 million, as compared to $693.4 million in the first quarter of 2025. The decrease in revenue was mainly attributable to $93.9 million from rigs with net changes in operating days. This decrease was partly offset by $28.4 million from an increase in average dayrates in the current period. Additionally, floater revenue from net non-cash amortization related to off-market customer contract assets and liabilities decreased $7.4 million in the current period.
Jackups. During the first quarter of 2026, jackups generated revenue of $122.0 million, as compared to $139.0 million in the first quarter of 2025. The decrease in revenue was mainly attributable to $23.4 million from rigs with net changes in operating days primarily as a result of divestitures during the current period. This decrease was partly offset by $6.7 million from an increase in average dayrates in the current period.
Operating Costs and Expenses
Floaters. During the first quarter of 2026, total contract drilling services costs related to floaters was $362.6 million, as compared to $391.6 million in the first quarter 2025. The primary drivers of this decrease were $13.5 million in rental equipment, $10.5 million in repairs and maintenance, $4.7 million in regulatory inspections, and $4.4 million in non-labor costs, operations support costs, and other costs across the fleet. Further, there was a decrease of $5.8 million related to certain rigs sold or no longer operated by Noble. These decreases were partially offset by increases of $6.5 million in mobilization and $3.4 million in fuel.
Jackups. During the first quarter of 2026, total contract drilling services cost related to jackups was $87.5 million, as compared to $70.5 million in the first quarter 2025. The primary drivers of this increase were $1.8 million in labor and $25.5 million in non-labor costs, operations support costs, and other costs across the fleet principally due to insurance proceeds received during the prior year quarter. These increases were partially offset by a decrease of $4.9 million in mobilization. Further, there was a decrease of $5.4 million related to certain rigs sold or no longer operated by Noble.
Depreciation and amortization. Depreciation and amortization totaled $137.3 million and $143.1 million during the first quarter of 2026 and 2025, respectively. Depreciation and amortization decreased primarily due to divestitures during the current period as well as the timing of capital additions that were placed in service as compared to retirements among the periods.
General and administrative. General and administrative expenses totaled $30.0 million and $35.2 million during the first quarter of 2026 and 2025, respectively. The decrease was primarily due to reductions within certain corporate charges such as professional fees, corporate leases, and employee-related costs.
Merger and integration costs. Noble incurred $2.6 million and $14.9 million of merger and integration costs during the first quarter of 2026 and 2025, respectively. In the first quarter of 2026 and 2025, all and the majority of costs incurred, respectively, directly related to the agreement and plan of merger, dated June 9, 2024, with Diamond Offshore Drilling, Inc. (“Diamond”), Dolphin Merger Sub 1, Inc., and Dolphin Merger Sub 2, Inc., under which Noble would acquire Diamond in a stock plus cash transaction (the “Diamond Transaction”). In both periods, such costs related primarily to professional fees and certain integration-related activities.
(Gain) loss on sale of operating assets, net. During the first quarter of 2026, we sold the Noble Tom Prosser, Noble Mick O'Brien, Noble Regina Allen, Noble Resilient, and Noble Resolute, resulting in a pre-tax gain of $89.5 million.
Other Income and Expenses
Interest expense, net of amounts capitalized. Interest expense totaled $40.6 million and $40.5 million during the first quarter of 2026 and 2025, respectively. Interest expense in each period primarily related to our 2030 Notes as well as the Diamond Second Lien Notes (as defined below). For additional information, see “Note 5 — Debt” to our unaudited condensed consolidated financial statements.
Interest income and other, net. Noble recognized interest and other income of $8.2 million and $1.8 million during the first quarter of 2026 and 2025, respectively. The current period includes $3.4 million of interest income from the seller notes received from the sale of jackup rigs to Borr Drilling Limited. For additional information, see “Note 9 — Supplemental Financial Information—Notes receivable” to our unaudited condensed consolidated financial statements.
Income tax benefit (provision). Noble recorded an income tax provision of $72.9 million and $40.4 million during the first quarter of 2026 and 2025, respectively.
During the first quarter of 2026, our tax provision included tax benefits of $16.6 million related to adjustments to valuation allowance for deferred tax benefits primarily in Luxembourg and Switzerland. Such tax benefits were offset by tax effects of $23.5 million related to the gain on sale of operating assets and recurring quarterly accruals of $66.1 million mostly in Guyana, Luxembourg, Switzerland, and the United States.
During the first quarter of 2025, our tax provision included tax benefits of $56.6 million related to releases of valuation allowance for deferred tax benefits primarily in Luxembourg and a net tax benefit of $10.0 million related to uncertain tax position movements. Such tax benefits were offset by tax expenses related to recurring quarterly accruals of $107.0 million mostly in Guyana, Luxembourg, Switzerland, and the United States.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of capital in the current period was cash generated from operating activities. Cash on hand during the current period was primarily used for the following:
•normal recurring operating expenses;
•capital expenditures;
•fees and expenses related to merger and integration costs;
•dividend payments; and
•certain contractual cash obligations and commitments.
Our anticipated cash flow needs, both in the short term and long term, may also include share repurchases, repurchases, redemptions, or repayments of debt and interest.
We currently expect to fund our cash flow needs with cash generated by our operations, cash on hand, proceeds from sales of assets, or borrowings under the 2023 Revolving Credit Facility (as defined below), and we believe this will provide us with sufficient liquidity to fund our cash flow needs over the next 12 months. Subject to market conditions and other factors, we may also issue equity or long-term debt securities to fund our cash flow needs and for other purposes. We have been incurring expenses and capital costs related to an incident regarding one floater. These incurred costs exceeded the applicable deductible. We have received partial insurance recoveries for these claims and we continue to seek insurance recoveries for the remainder of the incurred and anticipated costs.
Net cash provided by operating activities was $273.3 million and $271.1 million for the three months ended March 31, 2026 and 2025, respectively. The increase in net cash provided by operating activities for the three months ended March 31, 2026, was primarily attributable to improvements in cash flows from operating liabilities driven by more efficient working capital management. We had working capital of $715.4 million at March 31, 2026, and $512.6 million at December 31, 2025.

Net cash provided by investing activities was $102.5 million for the three months ended March 31, 2026, and net cash used in investing activities was $98.1 million for the three months ended March 31, 2025. The increase in net cash provided by investing activities for the three months ended March 31, 2026, was attributable to the disposal of rigs during the current period. Otherwise, investing activities in the current period consisted of capital expenditures on routine projects associated with overhauls and upgrades on various rigs.
Net cash used in financing activities was $189.2 million and $116.5 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, we repaid $56.7 million of debt, made dividend payments to our shareholders of $83.7 million, made finance lease payments of $41.8 million, and paid $9.7 million in taxes withheld on vested employee share-based compensation awards. During the three months ended March 31, 2025, we repurchased 0.7 million of our Ordinary Shares for a total of $20.0 million, made dividend payments to our shareholders of $81.4 million, made finance lease payments of $6.0 million, and paid $9.1 million in taxes withheld on vested employee share-based compensation awards.
At March 31, 2026, we had a total contract drilling services backlog of approximately $7.2 billion, which includes a commitment of 67% of available days for the remainder of 2026. For additional information regarding our backlog, see “Contract Drilling Services Backlog.”
Capital Expenditures
Capital expenditures were $103.9 million and $113.5 million for the three months ended March 31, 2026 and 2025, respectively.
Capital expenditures in each period consisted of outlays for sustaining capital, major projects, including subsea and other related projects, capital spares, rebillable capital and contract modifications, and capitalized interest.
Our total capital expenditures estimate for the year ending December 31, 2026, is expected to range between $615.0 million and $665.0 million. We expect to fund these capital expenditures with cash generated by our operations and cash on hand.
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
Amended and Restated Senior Secured Revolving Credit Agreement
The revolving credit facility under the Amended and Restated Senior Secured Revolving Credit Agreement, dated April 18, 2023, and as amended on June 24, 2024, and on December 16, 2025 (the “2023 Revolving Credit Facility”), provides for commitments of $550.0 million with maturity in April 2028. The guarantors under the 2023 Revolving Credit Facility are the same subsidiaries of Noble Finance II LLC, a wholly-owned, indirect subsidiary of Noble (“Noble Finance II”), that are or will be guarantors of the 2030 Notes (as defined below).
As of March 31, 2026, we had no borrowings outstanding and $6.7 million of letters of credit issued under the 2023 Revolving Credit Facility and an additional $42.8 million in letters of credit and surety bonds issued under bilateral arrangements. For additional information about the 2023 Revolving Credit Facility, see “Note 5 — Debt” to our unaudited condensed consolidated financial statements.
8.000% Senior Notes due 2030
In 2023, Noble Finance II, a wholly owned subsidiary of Noble, issued $600.0 million in aggregate principal amount of its 8.000% Senior Notes due 2030 (the “Initial 2030 Notes”). The Initial 2030 Notes were issued pursuant to an indenture, dated April 18, 2023 (as supplemented or otherwise modified from time to time, the “Noble Indenture”), among Noble Finance II, the subsidiaries of Noble Finance II party thereto, as guarantors (the “Guarantors”), and U.S. Bank Trust Company, National Association, as trustee. In August 2024, Noble Finance II issued an additional $800.0 million in aggregate principal amount of its 8.000% Senior Notes due 2030 (the “Additional 2030 Notes” and, together with the Initial 2030 Notes, the “2030 Notes”) at a premium of 103% bringing the total outstanding principal amount to $1.4 billion. The Additional 2030 Notes were issued pursuant to the Noble Indenture and the net proceeds from the offering of the Additional 2030 Notes were primarily used to fund the cash consideration in the Diamond Transaction and to pay any premiums, fees, and expenses related to the issuance of the Additional 2030 Notes. As of March 31, 2026, we had outstanding $1.4 billion aggregate principal amount of our 2030 Notes. For additional information about the 2030 Notes, see “Note 5 — Debt” to our unaudited condensed consolidated financial statements.
8.500% Senior Secured Second Lien Notes due 2030
In connection with the agreement and plan of merger, dated June 9, 2024, with Diamond Offshore Drilling, Inc. (“Diamond”), Dolphin Merger Sub 1, Inc., and Dolphin Merger Sub 2, Inc., under which Noble would acquire Diamond in a stock plus cash transaction (the “Diamond Transaction”), the Company assumed $550.0 million aggregate principal amount of 8.500% Senior Secured Second Lien Notes due October 2030 (the “Diamond Second Lien Notes”) issued pursuant to an indenture, dated as of September 21, 2023 (as supplemented and otherwise modified from time to time, the “Diamond Second Lien Indenture”), among Diamond Foreign Asset Company and Diamond Finance, LLC, as issuers, Diamond Offshore Drilling, Inc., the other guarantors party thereto and HSBC Bank USA, National Association, as trustee and as collateral agent. On March 27, 2026, Diamond Foreign Asset Company redeemed $55.0 million aggregate principal amount of our 8.500% Senior Secured Second Lien Notes due 2030 for $56.7 million. As of March 31, 2026, we had outstanding $495.0 million aggregate principal amount of our Diamond Second Lien Notes. For additional information about the Diamond Second Lien Notes, see “Note 5 — Debt” to our unaudited condensed consolidated financial statements.
Dividends
On April 27, 2026, Noble’s Board of Directors declared an interim quarterly cash dividend on our Ordinary Shares of $0.50 per share. This dividend will be paid on June 25, 2026, to shareholders of record at close of business on June 4, 2026.
The declaration and payment of dividends require authorization of the Board of Directors, provided that such dividends on issued share capital may be paid only out of the Company’s “distributable reserves” as determined by reference to relevant statutory accounts in accordance with English law. The Company is not permitted to pay dividends out of share capital, which includes share premiums. The payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, the availability of sufficient distributable reserves, contractual and indenture restrictions, and other factors deemed relevant by our Board of Directors. During each of the quarters ended March 31, 2026 and 2025, we declared and paid a dividend of $0.50 per share.
Share Repurchases
Under English law, the Company is only permitted to purchase its own Ordinary Shares by way of an “off-market purchase” pursuant to a contract approved by shareholders (except where the purchase is for the purposes of, or pursuant to, any employees’ share scheme). Such purchases may be paid for either (i) out of the Company’s “distributable reserves” as determined by reference to relevant statutory accounts in accordance with English law or (ii) from the proceeds of a fresh issue of shares made for the purpose of financing the purchase. On October 22, 2024, the Company’s Board of Directors authorized an increased share repurchase authorization of up to an additional $400.0 million and, at the 2025 annual general meeting of shareholders, shareholders approved the repurchase of up to 23,800,068 Ordinary Shares. The authorization by the Board of Directors has approximately $370.0 million remaining, does not have a fixed expiration, and may be modified, suspended, or discontinued at any time. None of the shareholder authorization to purchase up to 23,800,068 Ordinary Shares has yet been utilized and the authorization by shareholders expires on May 8, 2030 (subject to certain exceptions). The program does not obligate the Company to acquire any particular amount of Ordinary Shares. During the three months ended March 31, 2026 and 2025, the Company repurchased none and 0.7 million of the Company’s Ordinary Shares, respectively. All repurchased shares were subsequently cancelled, and the nominal value of the repurchased shares was transferred to the Capital Redemption reserve. Under this program, repurchases may be made from time to time using a variety of methods such as open market purchases and privately negotiated transactions, in compliance with relevant rules and regulations. In establishing this program, the Board considered the benefits to shareholders of providing the business with this additional capital allocation flexibility to promote long-term value for shareholders alongside other uses of capital.
Condensed Consolidating Financial Information
The Noble Indenture contains a covenant that requires Noble Finance II to furnish to holders of the 2030 Notes certain financial information relating to Noble Finance II and its restricted subsidiaries. The Diamond Second Lien Indenture contains a covenant that requires Noble Offshore Drilling, Inc. (formerly known as Dolphin Merger Sub 2, Inc. and as successor by merger with Diamond Offshore Drilling, Inc.) (“NODI”) to furnish to holders of the Diamond Second Lien Notes certain financial information relating to NODI and its subsidiaries.
The summarized financial information below reflects combined accounts of Noble Finance II, NODI, and all other subsidiaries of Noble. The financial information is presented on a combined basis and intercompany balances and transactions between entities have been eliminated.

	Noble Corporation plc and Subsidiaries
	Unaudited Condensed Consolidating Selected Financials
	March 31, 2026

	Consolidated Noble Finance II LLC	Consolidated Noble Offshore Drilling, Inc.	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Balance Sheets
Cash and cash equivalents	$395,549	$264,032	$3,069	$—	$662,650
Total current assets	2,366,371	702,100	59,324	(1,693,033)	1,434,762
Total current liabilities	649,454	518,734	1,967,370	(2,416,151)	719,407
Total debt	1,400,924	1,112,232	—	(595,884)	1,917,272
Total shareholders' equity	4,859,569	917,030	3,532,480	(4,721,420)	4,587,659

	Noble Corporation plc and Subsidiaries
	Unaudited Condensed Consolidating Selected Financials
	Three Months Ended March 31, 2026

	Consolidated Noble Finance II LLC	Consolidated Noble Offshore Drilling, Inc.	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Statements of Operations
Operating revenues	$608,518	$186,864	$790	$(10,482)	$785,690
Operating costs and expenses	407,220	153,118	10,526	(10,482)	560,382
Depreciation and amortization	98,217	39,123	—	—	137,340

Statements of Cash Flows
Net cash provided by (used in) operating activities	$121,627	$149,977	$1,686	$—	$273,290
Capital expenditures	(110,154)	6,301	—	—	(103,853)
Proceeds from disposal of assets, net	206,400	—	—	—	206,400
Dividend payments	—	—	(83,691)	—	(83,691)
Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates and assumptions and any such differences could be material to our consolidated financial statements. Some of our significant accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by Noble about matters that are inherently uncertain. We disclose our significant accounting policies in “Note 1— Organization and Significant Accounting Policies” to our audited consolidated financial statements included in Part II, Item 8 of our Form 10-K.
For information about our critical accounting policies and estimates, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Form 10-K. As of March 31, 2026, there have been no material changes to the judgments, assumptions, and estimates upon which our critical accounting policies and estimates are based.
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
Item 4. Controls and Procedures
Conclusions Regarding Disclosure Controls and Procedures
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Noble, and Richard B. Barker, Executive Vice President and Chief Financial Officer (Principal Financial Officer) of Noble, have evaluated the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) of Noble as of the end of the period covered by this report. On the basis of this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that Noble’s disclosure controls and procedures were effective as of March 31, 2026. Noble’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in Noble’s internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Noble.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is presented in “Note 8 — Commitments and Contingencies,” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 1A. Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. You should carefully read and consider “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Form 10-K for the year ended December 31, 2025, which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected. There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exercises of Warrants
During the three months ended March 31, 2026:
•16,285 Ordinary Shares were issued to holders of our Tranche 1 Warrants pursuant to exercises of 16,291 Tranche 1 Warrants; and
•95,863 Ordinary Shares were issued to holders of our Tranche 2 Warrants pursuant to exercises of 95,870 Tranche 2 Warrants.
•298 Ordinary Shares were issued to holders of our Tranche 3 Warrants pursuant to exercises of 8,611 Tranche 3 Warrants.
Such Ordinary Shares were issued pursuant to the exemptions from the registration requirements of the Securities Act under Section 4(a)(2) under the Securities Act or Section 1145 of the Bankruptcy Code. For more information on the terms of exercise and other features of the warrants, see our Form 10-K.
Item 5. Other Information
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our Ordinary Shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the three months ended March 31, 2026, no such plans or other arrangements were adopted, terminated, or modified.
Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit Number	Exhibit

2.1†
Business Combination Agreement, dated as of November 10, 2021, by and among Noble Corporation, Noble Finco Limited (n/k/a Noble Corporation plc), Noble Newco Sub Limited and The Drilling Company of 1972 A/S (filed as Exhibit 2.1 to Noble Corporation’s Current Report on Form 8-K filed on November 10, 2021, and incorporated herein by reference).

2.2
Amendment No. 1 to Business Combination Agreement, dated as of August 5, 2022, by and among Noble Corporation plc, Noble Corporation, Noble Newco Sub Limited and The Drilling Company of 1972 A/S (filed as Exhibit 2.1 to Noble Corporation’s Current Report on Form 8-K filed on August 5, 2022, and incorporated herein by reference).

2.3†
Agreement and Plan of Merger, dated as of June 9, 2024, by and among Noble Corporation plc, Diamond Offshore Drilling, Inc., Dolphin Merger Sub 1, Inc. and Dolphin Merger Sub 2, Inc. (filed as Exhibit 2.1 to Noble’s Current Report on Form 8-K filed on June 10, 2024, and incorporated herein by reference).

3.1
Amended and Restated Articles of Association of Noble Corporation plc (filed as Exhibit 3.1 to Noble’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and incorporated herein by reference).

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
*    Filed herewith.
+    Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Noble Corporation plc, a public limited company formed under the laws of England and Wales

/s/ Richard B. Barker	April 27, 2026
Richard B. Barker Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Jeffrey K. Hunt	April 27, 2026
Jeffrey K. Hunt Vice President, Chief Accounting Officer (Principal Accounting Officer)	Date