Form 10-Q
period 2026-06-30
Noble Corp plc
filed 2026-07-28
CIK 1895262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☑    No ☐

Number of shares outstanding at July 24, 2026: Noble Corporation plc - 159,642,218

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$456,208	$471,399
Accounts receivable, net	547,814	589,597
Taxes receivable	58,960	78,827
Prepaid expenses and other current assets	112,241	132,459
Total current assets	1,175,223	1,272,282
Property and equipment, at cost	6,958,223	6,639,045
Accumulated depreciation	(1,504,613)	(1,236,222)
Property and equipment, net	5,453,610	5,402,823
Other assets	610,273	854,662
Total assets	$7,239,106	$7,529,767
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$323,958	$298,751
Accrued payroll and related costs	52,020	81,754
Taxes payable	59,521	83,256
Interest payable	21,341	35,827
Other current liabilities	156,976	260,141
Total current liabilities	613,816	759,729
Long-term debt	1,888,430	1,975,791
Deferred income taxes	5,703	5,402
Other liabilities	247,215	239,995
Total liabilities	2,755,164	2,980,917
Commitments and contingencies (Note 8)
Shareholders’ equity
Common stock, $0.00001 par value; 159,641,226 and 158,853,799 ordinary shares outstanding as of June 30, 2026, and December 31, 2025, respectively	1	1
Additional paid-in capital	4,270,647	4,257,059
Retained earnings	207,830	286,630
Accumulated other comprehensive income (loss)	5,464	5,160
Total shareholders’ equity	4,483,942	4,548,850
Total liabilities and equity	$7,239,106	$7,529,767
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating revenues
Contract drilling services	$679,444	$812,077	$1,421,997	$1,644,505
Reimbursables and other	40,244	36,575	83,381	78,634
	719,688	848,652	1,505,378	1,723,139
Operating costs and expenses
Contract drilling services	446,309	502,427	896,434	964,526
Reimbursables	34,108	28,360	64,220	60,144
Depreciation and amortization	139,582	147,085	276,922	290,222
General and administrative	26,944	34,976	56,992	70,184
Merger and integration costs	—	5,302	2,615	20,222
(Gain) loss on sale of operating assets, net	—	(4,751)	(89,858)	(4,751)
Loss on impairment	42,270	—	42,270	—
	689,213	713,399	1,249,595	1,400,547
Operating income (loss)	30,475	135,253	255,783	322,592
Other income (expense)
Interest expense, net of amounts capitalized	(36,203)	(39,997)	(76,762)	(80,464)
Gain (loss) on extinguishment of debt, net	(18,329)	—	(17,603)	—
Interest income and other, net	3,664	4,712	11,861	6,549
Income (loss) before income taxes	(20,393)	99,968	173,279	248,677
Income tax benefit (provision)	(16,291)	(57,096)	(89,238)	(97,502)
Net income (loss)	$(36,684)	$42,872	$84,041	$151,175
Basic earnings (loss) per share	$(0.23)	$0.27	$0.53	$0.95
Diluted earnings (loss) per share	$(0.23)	$0.27	$0.52	$0.93
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(36,684)	$42,872	$84,041	$151,175
Other comprehensive income (loss)
Net changes in pension and other postretirement plan assets and benefit obligations, net of tax benefit (provision) of $9 and $9 for the three months ended June 30, 2026 and 2025, respectively, and $2,242 and $18 for the six months ended June 30, 2026 and 2025, respectively.	2,041	345	304	546
Other comprehensive income (loss), net	2,041	345	304	546
Comprehensive income (loss)	$(34,643)	$43,217	$84,345	$151,721
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$84,041	$151,175
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	276,922	290,222
Amortization of intangible assets and contract liabilities, net	—	(8,366)
(Gain) loss on extinguishment of debt, net	17,603	—
(Gain) loss on sale of operating assets, net	(89,858)	(4,751)
Loss on impairment	42,270	—
Deferred income taxes	60,101	47,127
Amortization of share-based compensation	20,255	15,574
Other costs, net	898	(10,125)
Net changes in operating assets and liabilities	5,217	6,561
Net cash provided by (used in) operating activities	417,449	487,417
Cash flows from investing activities
Capital expenditures	(308,383)	(230,117)
Proceeds from insurance claims	1,584	22,201
Proceeds from disposal of assets, net	206,400	16,190
Net cash provided by (used in) investing activities	(100,399)	(191,726)
Cash flows from financing activities
Issuance of debt	800,000	—
Repayments of debt	(850,000)	—
Debt extinguishment costs	(40,727)	—
Debt issuance costs	(17,418)	—
Warrants exercised	3,053	38
Share repurchases	—	(20,000)
Dividend payments	(163,220)	(160,921)
Withholding tax related to employee stock transactions	(9,720)	(9,447)
Finance lease payments	(62,526)	(12,187)
Net cash provided by (used in) financing activities	(340,558)	(202,517)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(23,508)	93,174
Cash, cash equivalents, and restricted cash, beginning of period	479,960	252,279
Cash, cash equivalents, and restricted cash, end of period	$456,452	$345,453
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION plc AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at March 31, 2026	159,473	$1	$4,259,479	$324,756	$3,423	$4,587,659
Employee related equity activity
Amortization of share-based compensation	—	—	10,734	—	—	10,734
Issuance of share-based compensation	7	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(50)	—	—	(50)
Warrants exercised	161	—	484	—	—	484
Dividends	—	—	—	(80,242)	—	(80,242)
Net income (loss)	—	—	—	(36,684)	—	(36,684)
Other comprehensive income (loss), net	—	—	—	—	2,041	2,041
Balance at June 30, 2026	159,641	$1	$4,270,647	$207,830	$5,464	$4,483,942

Balance at December 31, 2025	158,854	$1	$4,257,059	$286,630	$5,160	$4,548,850
Employee related equity activity
Amortization of share-based compensation	—	—	20,255	—	—	20,255
Issuance of share-based compensation	514	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(9,720)	—	—	(9,720)
Warrants exercised	273	—	3,053	—	—	3,053
Dividends	—	—	—	(162,841)	—	(162,841)
Net income (loss)	—	—	—	84,041	—	84,041
Other comprehensive income (loss), net	—	—	—	—	304	304
Balance at June 30, 2026	159,641	$1	$4,270,647	$207,830	$5,464	$4,483,942
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)

Note 1 — Organization and Basis of Presentation
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble”, the “Company”, or “we”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921. As of the filing date of this report, our fleet of 30 drilling rigs consisted of 24 floaters and 6 jackups.
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
The accompanying unaudited condensed consolidated financial statements of Noble have been prepared pursuant to the rules and regulations of the US Securities and Exchange Commission (“SEC”) as they pertain to Quarterly Reports on Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements are prepared on a going concern basis and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a recurring nature. The December 31, 2025, Condensed Consolidated Balance Sheet presented herein is derived from the December 31, 2025, audited consolidated financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed by Noble. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Amounts in the accompanying tables and footnotes are presented in thousands, unless otherwise noted.
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

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 3 — Earnings (Loss) Per Share
The following table presents the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$(36,684)	$42,872	$84,041	$151,175
Denominator:
Weighted average shares outstanding – basic	159,573	158,798	159,397	158,901
Dilutive effect of share-based awards	—	2,084	1,269	2,084
Dilutive effect of warrants	—	646	1,200	787
Weighted average shares outstanding – diluted	159,573	161,528	161,866	161,772
Earnings (loss) per share data:
Basic	$(0.23)	$0.27	$0.53	$0.95
Diluted	$(0.23)	$0.27	$0.52	$0.93
Only those items having a dilutive impact on our basic earnings (loss) per share are included in diluted earnings (loss) per share. The following table displays the share-based instruments that have been excluded from diluted earnings (loss) per share since the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Share-based awards (1)	986	—	—	—
Warrants (1)	1,208	2,773	—	2,773
(1)Represents the total number of share-based awards and warrants outstanding which did not have a dilutive effect. In periods where the share-based awards and warrants are determined to be dilutive, the number of shares which will be included in the computation of diluted shares is determined using the Treasury Stock Method, adjusted for mandatory exercise provisions under the warrant agreements, if applicable.
Share Capital
As of June 30, 2026, Noble had approximately 159.6 million Ordinary Shares outstanding as compared to approximately 158.9 million Ordinary Shares outstanding at December 31, 2025. In addition, as of June 30, 2026, 0.7 million Tranche 1 Warrants (as defined below) and 0.7 million Tranche 2 Warrants (as defined below) were outstanding and exercisable. Furthermore, new equity awards may be granted under the Noble Corporation plc 2022 Long-Term Incentive Plan, pursuant to which, up to 3.9 million new Ordinary Shares may be issued.
The declaration and payment of dividends require authorization of the Board of Directors, provided that such dividends on issued share capital may be paid only out of the Company’s “distributable reserves” as determined by reference to relevant statutory accounts in accordance with English law. The Company is not permitted to pay dividends out of share capital, which includes share premiums. The payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, the availability of sufficient distributable reserves, contractual and indenture restrictions, and other factors deemed relevant by our Board of Directors. During each of the quarters ended June 30, 2026 and 2025, we declared and paid a dividend of $0.50 per share.
Share Repurchases
Under English law, the Company is only permitted to purchase its own Ordinary Shares by way of an “off-market purchase” pursuant to a contract approved by shareholders (except where the purchase is for the purposes of, or pursuant to, any employees’ share scheme). Such purchases may be paid for either (i) out of the Company’s “distributable reserves” as determined by reference to relevant statutory accounts in accordance with English law or (ii) from the proceeds of a fresh issue of shares made for the purpose of financing the purchase. On October 22, 2024, the Company’s Board of Directors authorized an increased share repurchase authorization of up to an additional $400.0 million and, at the 2025 annual

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
general meeting of shareholders, shareholders approved the repurchase of up to 23,800,068 Ordinary Shares. The authorization by the Board of Directors has approximately $370.0 million remaining, does not have a fixed expiration, and may be modified, suspended, or discontinued at any time. None of the shareholder authorization to purchase up to 23,800,068 Ordinary Shares has yet been utilized and the authorization by shareholders expires on May 8, 2030 (subject to certain exceptions). The program does not obligate the Company to acquire any particular amount of Ordinary Shares. During the three and six months ended June 30, 2026, the Company repurchased none of the Company’s Ordinary Shares. During the three and six months ended June 30, 2025, the Company repurchased none and 0.7 million of the Company’s Ordinary Shares, respectively. All repurchased shares were subsequently cancelled, and the nominal value of the repurchased shares was transferred to the Capital Redemption reserve. Under this program, repurchases may be made from time to time using a variety of methods such as open market purchases and privately negotiated transactions, in compliance with relevant rules and regulations. In establishing this program, the Board considered the benefits to shareholders of providing the business with this additional capital allocation flexibility to promote long-term value for shareholders alongside other uses of capital.
Warrants
The tranche 1 warrants (the “Tranche 1 Warrants”) are exercisable for one Ordinary Share per warrant at an exercise price of $19.27 per warrant, the tranche 2 warrants (the “Tranche 2 Warrants”) are exercisable for one Ordinary Share per warrant at an exercise price of $23.13 per warrant, and the tranche 3 warrants, which expired on February 4, 2026, were exercisable for one Ordinary Share per warrant at an exercise price of $124.40 per warrant.
Note 4 — Property and Equipment
Property and equipment, at cost, for Noble consisted of the following:

	June 30, 2026	December 31, 2025
Drilling equipment and facilities	$6,459,904	$6,332,098
Construction in progress	403,878	215,637
Other	94,441	91,310
Property and equipment, at cost	$6,958,223	$6,639,045
Capital additions, including capitalized interest, during the three months ended June 30, 2026 and 2025, totaled $233.5 million and $115.0 million, respectively. Capital additions, including capitalized interest, during the six months ended June 30, 2026 and 2025, totaled $370.8 million and $204.3 million, respectively.
In June 2026, the Ocean Apex met the criteria to be classified as held for sale and we recorded a loss on impairment of $42.3 million to reduce its carrying value to its estimated fair value less costs to sell. We estimated the fair value of the asset using significant other observable inputs representative of Level 2 fair value measurements, including binding contracts or indicative market values for the sale of rigs. In July 2026, we completed the sale of the Ocean Apex for net proceeds of approximately $5.1 million.
As of June 30, 2026, the Noble Globetrotter II and Noble Resolve also qualified as held for sale (in addition to the Ocean Apex) and were included in “Other assets” on our Condensed Consolidated Balance Sheet. The combined carrying value of the above rigs totaled $96.8 million.
During the second quarter of 2025, we sold the Pacific Scirocco for total proceeds of $15.6 million, resulting in a gain of $4.8 million.
Note 5 — Debt
Redemption of Debt Principal
On June 11, 2026, we redeemed $495.0 million aggregate principal amount of our 8.500% Senior Secured Second Lien Notes due 2030 for $522.1 million, plus accrued interest, and recognized a loss of approximately $6.5 million. Also, on June 11,

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
2026, we redeemed $300.0 million aggregate principal amount of our 8.000% Senior Notes due 2030 for $312.0 million, plus accrued interest, and recognized a loss of approximately $11.8 million.
Secured Revolving Credit Agreement
On May 29, 2026, we amended the Amended and Restated Senior Secured Revolving Credit Agreement, dated April 18, 2023, and as previously amended on June 24, 2024, and December 16, 2025 (the “Revolving Credit Facility”). The amendment to the Revolving Credit Facility increased the commitments to $650.0 million and extended the maturity date to May 2031. The guarantors under the Revolving Credit Facility are the same subsidiaries of Noble Finance II LLC, a wholly-owned, indirect subsidiary of Noble (“Noble Finance II”), that are or will be guarantors of the 2030 Notes and the 2034 Notes (each as defined below). As of June 30, 2026, we had no borrowings outstanding and $6.7 million of letters of credit issued under the Revolving Credit Facility.
6.250% Senior Notes due 2034
On June 11, 2026, Noble Finance II issued $800.0 million in aggregate principal amount of its 6.250% Senior Notes due 2034 (the “2034 Notes”). The 2034 Notes were issued pursuant to an indenture, dated as of June 11, 2026, among Noble Finance II, the subsidiaries of Noble Finance II party thereto, as guarantors, and the trustee, paying agent, and registrar.
The 2034 Notes are unconditionally guaranteed on a senior unsecured basis by the above guarantors and will be unconditionally guaranteed on the same basis by certain of Noble Finance II’s future subsidiaries that guarantee certain indebtedness of Noble Finance II and the above guarantors, including the Revolving Credit Facility.
The 2034 Notes will mature on June 15, 2034, and interest on the 2034 Notes is payable semi-annually in arrears on each June 15 and December 15, commencing December 15, 2026, to holders of record on the June 1 and December 1 immediately preceding the related interest payment date, at a rate of 6.250% per annum.
8.000% Senior Notes due 2030
In 2023, Noble Finance II issued $600.0 million in aggregate principal amount of its 8.000% Senior Notes due 2030 (the “Initial 2030 Notes”). On August 22, 2024, Noble Finance II issued an additional $800.0 million in aggregate principal amount of its 8.000% Senior Notes due 2030 (the “Additional 2030 Notes” and, together with the Initial 2030 Notes, the “2030 Notes”) at a premium of 103% bringing the total outstanding principal amount to $1.4 billion. On June 11, 2026, Noble Finance II redeemed $300.0 million aggregate principal amount of the 2030 Notes for $312.0 million bringing the total outstanding principal amount to $1.1 billion. The 2030 Notes were issued pursuant to an indenture, dated as of April 18, 2023, among Noble Finance II, the subsidiaries of Noble Finance II party thereto, as guarantors, and the trustee, paying agent, and registrar.
The 2030 Notes are unconditionally guaranteed on a senior unsecured basis by the above guarantors and will be unconditionally guaranteed on the same basis by certain of Noble Finance II’s future subsidiaries that guarantee certain indebtedness of Noble Finance II and the above guarantors, including the Revolving Credit Facility.
The 2030 Notes will mature on April 15, 2030, and interest on the 2030 Notes is payable semi-annually in arrears on each April 15 and October 15, to holders of record on the April 1 and October 1 immediately preceding the related interest payment date, at a rate of 8.000% per annum.
8.500% Senior Secured Second Lien Notes due 2030
In 2023, Diamond Foreign Asset Company and Diamond Finance, LLC (collectively referred to as the “Issuers”) issued $550.0 million aggregate principal amount of 8.500% Senior Secured Second Lien Notes due October 2030 (the “Diamond Second Lien Notes”) with interest payable semi-annually in arrears on April 1 and October 1 of each year. On March 27, 2026, Diamond Foreign Asset Company redeemed $55.0 million aggregate principal amount of the Diamond Second Lien Notes for $56.7 million. On June 11, 2026, Diamond Foreign Asset Company redeemed the remaining $495.0 million aggregate principal amount of the Diamond Second Lien Notes for $522.1 million.
Noble Finance II Financial Information
The indentures governing the 2030 Notes and the 2034 Notes contain covenants that require Noble Finance II to furnish to holders of the 2030 Notes and the 2034 Notes certain financial information relating to Noble Finance II and its restricted subsidiaries. The obligation to furnish such information may be satisfied by providing financial information of Noble along with a description of the differences between such information and the financial information of Noble Finance II and its restricted subsidiaries on a standalone basis. As a result of Noble conducting substantially all of its business through Noble Finance II, the financial position and results of operations for Noble Finance II are the same as the information presented

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
for Noble in all material respects. For the three and six months ended June 30, 2026, Noble Finance II’s operating income (loss) was $10.9 million and $20.5 million higher, respectively, than that of Noble. The operating income (loss) difference is primarily a result of expenses related to corporate professional and legal costs and administration charges attributable to Noble for operations support and stewardship-related services.
Fair Value of Debt
Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our debt instruments was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities (Level 2 measurement). The fair value of the Revolving Credit Facility approximates its respective carrying amount as its interest rate is variable and reflective of market rates.
The following table presents the carrying value, net of unamortized debt issuance costs and discounts or premiums, and the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, respectively:

	June 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior secured notes
8.000% Senior Notes due April 2030	$1,100,694	$1,140,007	$1,400,983	$1,454,656
8.500% Senior Secured Second Lien Notes due October 2030	—	—	574,808	583,775
6.250% Senior Notes due June 2034	787,736	784,000	—	—
Credit facility
Amended and Restated Senior Secured Revolving Credit Facility	—	—	—	—
Total debt	1,888,430	1,924,007	1,975,791	2,038,431
Less: Current maturities of long-term debt	—	—	—	—
Long-term debt	$1,888,430	$1,924,007	$1,975,791	$2,038,431
Note 6 — Revenue and Customers
Disaggregation of Revenue
The following table provides information about contract drilling services revenue by rig types:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Floaters	$550,926	$684,320	1,171,482	1,377,771
Jackups	128,518	127,757	250,515	266,734
Total	$679,444	$812,077	$1,421,997	$1,644,505
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
The following table provides information about contract assets and contract liabilities from contracts with customers:

	June 30, 2026	December 31, 2025
Current customer contract assets	$9,380	$29,525
Noncurrent customer contract assets	158	1,112
Total customer contract assets	9,538	30,637

Current deferred revenue	(53,827)	(64,400)
Noncurrent deferred revenue	(38,889)	(32,718)
Total deferred revenue	$(92,716)	$(97,118)
Significant changes in the remaining performance obligation contract assets and contract liabilities balances for the six months ended June 30, 2026 and 2025, are as follows:

	Contract Assets	Contract Liabilities
Net balance at December 31, 2025	$30,637	$(97,118)

Additions to deferred costs	7,197	—
Additions to deferred revenue	—	(33,951)
Amortization of deferred costs	(28,296)	—
Amortization of deferred revenue	—	38,353
Total	(21,099)	4,402

Net balance at June 30, 2026	$9,538	$(92,716)

Net balance at December 31, 2024	$37,091	$(101,945)

Additions to deferred costs	25,409	—
Additions to deferred revenue	—	(92,321)
Amortization of deferred costs	(29,790)	—
Amortization of deferred revenue	—	100,633
Total	(4,381)	8,312

Net balance at June 30, 2025	$32,710	$(93,633)
Off-market Customer Contract Assets and Liabilities
Off-market customer contract assets and liabilities were recognized in connection with the agreement and plan of merger, dated June 9, 2024, with Diamond Offshore Drilling, Inc. (“Diamond”), Dolphin Merger Sub 1, Inc., and Dolphin Merger Sub 2, Inc., under which Noble acquired Diamond in a stock plus cash transaction (the “Diamond Transaction”), and are included in “Other assets” and “Noncurrent contract liabilities,” respectively.
In connection with the Diamond Transaction, the Company recognized a fair value adjustment of $27.7 million related to certain unfavorable customer contracts acquired. As of June 2025, these liabilities were fully amortized as an increase to contract drilling services revenue from September 4, 2024, through the remainder of the contracts.

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)

	Unfavorable contracts	Favorable contracts
Balance at December 31, 2024	$(8,580)	$214
Amortization	8,580	(214)
Balance at June 30, 2025	$—	$—
Note 7 — Income Taxes
During the three months ended June 30, 2026, the Company recognized additional discrete deferred tax benefits of $23.0 million related to releases and adjustments of valuation allowance for deferred tax benefits primarily in Switzerland and Nigeria.
During the six months ended June 30, 2026, the Company recognized additional net discrete deferred tax benefits of $37.7 million primarily related to releases and adjustments of valuation allowance for deferred tax benefits primarily in Luxembourg, Switzerland, and Nigeria.
During the three months ended June 30, 2025, the Company recognized additional discrete deferred tax benefits of $22.3 million related to releases and adjustments of valuation allowance for deferred tax benefits in Luxembourg.
During the six months ended June 30, 2025, the Company recognized additional discrete deferred tax benefits of $78.9 million related to releases and adjustments of valuation allowance for deferred tax benefits in Luxembourg.
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
At June 30, 2026, the reserves for uncertain tax positions totaled $119.1 million (net of related tax benefits of $0.9 million). At December 31, 2025, the reserves for uncertain tax positions totaled $119.2 million (net of related tax benefits of $0.9 million).
During the three months ended June 30, 2026, our tax provision included tax benefits of $23.0 million related to adjustments to valuation allowance for deferred tax benefits primarily in Switzerland and Nigeria. Such tax benefits were offset by recurring quarterly accruals of $39.3 million mostly in Luxembourg, Switzerland, and the United States.
During the six months ended June 30, 2026, our tax provision included tax benefits of $37.7 million primarily related to adjustments to valuation allowance for deferred tax benefits primarily in Luxembourg, Switzerland, and Nigeria. Such tax benefits were offset by tax effects of $23.5 million related to the gain on sale of operating assets and recurring quarterly accruals of $103.4 million mostly in Luxembourg, Switzerland, and the United States.
Note 8 — Commitments and Contingencies
Tax Matters
Audit claims of approximately $11.5 million at June 30, 2026, attributable to income and other business taxes, remain outstanding and are under continued objection by Noble. Such audit claims remain under continued monitoring and evaluation on a quarterly basis as facts change and as audits and/or litigation continue to progress. We intend to vigorously defend our reported positions and currently believe the ultimate resolution of the audit claims will not have a material adverse effect on our consolidated financial statements.
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
Letters of Credit and Surety Bonds
As of June 30, 2026, we had $6.7 million of letters of credit issued under the Revolving Credit Facility and an additional $42.5 million in letters of credit and surety bonds issued under bilateral arrangements which guarantee our performance as it relates to our drilling contracts, contract bidding, tax appeals, customs duties, and other obligations in various jurisdictions. We expect to comply with the underlying performance requirements and we expect obligations under these letters of credit and surety bonds will not be called.
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
Note 9 — Supplemental Financial Information
Condensed Consolidated Balance Sheets Information
Restricted cash
Noble’s restricted cash balance as of June 30, 2026, and December 31, 2025, was $0.2 million and $8.6 million, respectively. All restricted cash is recorded in “Prepaid expenses and other current assets.”
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
During the first quarter of 2026, Noble exercised the option to purchase the leased equipment and entered into a purchase and sale agreement with EFS BOP, LLC, as seller for the purchase of four blowout preventer (“BOP”) systems. The aggregate purchase price for the equipment is $73.0 million. The third of the four BOP systems was purchased in June 2026 and was reclassified to “Property and equipment” from “Other assets” on our Condensed Consolidated Balance Sheet. The closing for the lone remaining BOP system is due to occur during the fourth quarter of 2026 consistent with the remaining lease term.
Supplemental balance sheet information related to finance leases was as follows:

	June 30, 2026	December 31, 2025
Right-of-use assets	$23,387	$99,767
Current lease liabilities	19,812	93,382
Notes receivable
On December 8, 2025, Borr Drilling Limited ("Borr") and Noble entered into a Sale and Purchase Agreement (which was amended on January 5, 2026, the "SPA"), pursuant to which Borr agreed to buy and Noble has agreed to sell five jackup rigs (the "Purchased Rigs") for $360.0 million.
In relation to the SPA, Noble provided a $150.0 million loan to Borr (the "Loan"), with three out of the five Purchased Rigs (Noble Tom Prosser, Noble Regina Allen, and Noble Resilient) used as collateral. The Loan has the seniority of Subordinated Secured obligation and matures on January 7, 2032, with the interest rate of the Loan changing over time (ranging from 7.5% to 15.0%). Furthermore, interest through the third interest payment may be paid in kind at the borrower’s election and the Loan can be prepaid at any time without premium or penalty, with certain provisions mandating prepayment. We initially recorded notes receivable equal to the fair value of the Loan estimated through the use of a discounted cash flow model.
The carrying value of the notes receivable as of June 30, 2026, was $150.0 million. The notes receivable are recorded in “Other assets.”

NOBLE CORPORATION plc AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Condensed Consolidated Statements of Cash Flows Information
Operating cash activities
The net effect of changes in assets and liabilities on cash flows from operating activities is as follows:

	Six Months Ended June 30,
	2026	2025
Accounts receivable	$41,783	$35,236
Taxes receivable	1,432	1,902
Other current assets	13,901	159,099
Other assets	11,530	31,917
Accounts payable	13,350	(31,255)
Other current liabilities	(82,638)	(172,125)
Other liabilities	5,859	(18,213)
Total net change in operating assets and liabilities	$5,217	$6,561
Non-cash investing and financing activities
Non-cash investing and financing activities excluded from unaudited Condensed Consolidated Statements of Cash Flows are as follows:

	Six Months Ended June 30,
	2026	2025
Accrued capital expenditures at period end	$52,324	$40,960
Purchase of property and equipment via exchange of lease right-of-use assets	59,087	—
Derecognition of right-of-use assets	(59,087)	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at June 30, 2026, and our results of operations for the six months ended June 30, 2026 and 2025. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q, the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”), filed by Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble”) and our other filings with the US Securities and Exchange Commission (“SEC”). References in this Quarterly Report on Form 10-Q to “Noble,” the “Company,” “we,” “us,” “our,” and words of similar meaning refer collectively to Noble and its consolidated subsidiaries.

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements other than statements of historical facts included in this report or in the documents incorporated by reference are forward looking statements, including those regarding expected financial performance, revenues, expected utilization, fleet status, effects of new rigs on the market revenues, operating expenses, cash flows, contract status, tenders, terms and duration, dayrates, operational suspensions, contract negotiations, terminations and extensions, backlog, rigs’ availability, delivery, mobilization, stacking or reactivation, contract commencement, relocation or other movement of rigs and the timing thereof, contract claims, capital expenditures, insurance maintenance and renewals, access to financing, rig demand, peak oil, the offshore drilling market, oil prices, production levels among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil and gas producing nations (together with OPEC, “OPEC+”), and any expectations we may have with respect thereto, our future financial position, business strategy, impairments, repayment of debt, credit ratings, liquidity, borrowings under any credit facilities or other instruments, sources of funds, cost inflation, planned acquisitions or divestitures of assets, governmental regulations and permitting, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, share repurchases, the impacts of sustainability matters, the outcome of tax disputes, assessments and settlements, expense management, the outcome of any dispute, litigation, audit or investigation, plans, foreign currency requirements, results of joint ventures, general economic, market, including inflation and recessions, trends and outlook, general political conditions, including political tensions, conflicts and war, timing, benefits, impacts or results of acquisitions or dispositions, and timing for compliance with any new regulations. When used in this report or in the documents incorporated by reference, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “on track,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “shall,” “target,” “will,” and similar expressions are intended to be among the terms that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. Actual results may differ materially from any future results expressed or implied by such forward-looking statements and the expectations expressed in forward-looking statements are subject to a number of risks, uncertainties and assumptions, which could affect our business, operating results and financial condition, and include, but are not limited to: market conditions and changes in customer demand, volatility in the price of oil or gas, reduced demand for oil and gas products and increased regulation of drilling and production, the level of drilling and production activity, price competition, and cyclicality in the oil and gas industry and the offshore drilling industry, offshore rig supply, dayrates and demand for rigs, contract duration, negotiation, renewal, terminations, and repricing, operational suspensions (including with respect to the Noble Faye Kozack and Noble Courage, national oil companies and governmental clients, backlog and realization of our current backlog of contract drilling revenue, customer and geographic concentration, operational hazards and risks, labor force unionization, labor interruptions and labor regulations, major natural disasters, including hurricanes and windstorm damage, seasonal weather events and related damages or liabilities, catastrophic events, acts of war, geopolitical conflict, including the conflict involving Iran and related geopolitical instability in the Middle East, and their impact on commodity prices, global energy markets and regional and global shipping flows, terrorism or social unrest, pandemic, or other similar events, joint ventures as well as investments in associates, risks relating to international operations and related mobilization and demobilization of rigs, operational interruptions, delays, upgrades, refurbishment and repair of rigs and any related delays and cost overruns or reduced payment of dayrates, impacts of inflation and changes in global trade policy, including tariffs and other trade restrictions, renewal of insurance, protection of sensitive information, operational technology systems and critical data, the ability to attract and retain skilled personnel or the increased cost in doing so, supplier capacity constraints or shortages in parts or equipment, supplier production disruptions, supplier quality and sourcing issues or price increases, future mergers, acquisitions or dispositions of businesses or assets or other strategic transactions, sales of drilling units, responding to long-term changes in the energy mix, impairment to our ability to raise capital for operations, supplier capacity constraints or shortages, nonperformance of third-parties, suppliers and subcontractors, regulatory changes and compliance with governmental laws and regulations, heightened attention to sustainability matters, including climate change and accountability for public statements about sustainability efforts, compliance with anti-bribery or anti-corruption, international trade laws and regulations, our ability to maintain effective disclosure controls and procedures and internal control over financial reporting, impairments on property and equipment, including rigs and related capital spares, operating and financial restrictions, maintenance of covenants in our debt documents, potential impacts, liabilities and costs from pending or potential litigation, investigations, claims and tax or other disputes, and other risks that are described herein, as well as the “Risk Factors” referenced or described in Part I, Item 1A. “Risk Factors” of our Form 10-K and in our other filings with the SEC. We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us. Future quarterly dividends and other shareholder returns will be subject to, amongst other things, approval by the Board of Directors and may be modified as market conditions dictate.
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

Executive Overview
Noble is a leading offshore drilling contractor for the oil and gas industry. As of the filing date of this Quarterly Report on Form 10-Q, Noble performs, through its subsidiaries, contract drilling services with a fleet of 30 drilling rigs, consisting of 24 floaters and 6 jackups (excluding certain rigs currently operating under a bareboat charter agreement), focused largely on ultra-deepwater and high-specification jackup drilling opportunities in both established and emerging regions worldwide. We typically employ each drilling unit under an individual contract, and many contracts are awarded based upon a competitive bidding process.
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
Market Outlook
In recent years, oil prices have generally remained at levels that are supportive of offshore exploration and development activity and global rig demand recovered to eclipse pre-pandemic levels, albeit with some moderation since early 2024. During the second quarter of 2026, the conflict involving Iran caused significant disruption in the normal flow of oil, refined petroleum products, and related commodities, contributing to elevated and volatile commodity prices and broader uncertainty across global energy markets and regional and global shipping flows. Current demand and utilization levels are supported by the combination of the outlook for longer-term commodity prices, heightened focus on energy security, the capital intensity of depletion replacement, and relative attractiveness of offshore plays with respect to both cost and carbon emissions. The increase in global rig demand since 2021 has had a positive impact on dayrates for most rig classes, although dayrates have decreased moderately since recent highs in 2023 and 2024.
The global rig supply has come down from historic highs as Noble and other offshore drilling contractors have retired less capable and idle assets. Concurrently, the incoming supply of newbuild offshore drilling rigs has diminished materially, with very few newbuild rigs now remaining stranded in shipyards.
Although the market outlook in our business varies by geographical region and water depth and, despite recent volatility regarding the price of oil, we remain encouraged by the long-term outlook in the ultra-deepwater floater market. Our customers continue to focus on our highest specification floaters, which represents the majority of our floater fleet. Assuming current market fundamentals, continued customer prioritization towards these highest specification floaters could result in lower utilization for our lower specification drillships and our semi-submersibles. Demand for midwater semisubmersibles is primarily driven by brownfield activity in mature basins, especially in Northwest Europe, South America, and the Asia Pacific regions, where a generally stable level of baseload demand is supported by infield drilling and plug and abandonment requirements. Despite some recent contract suspensions in select jackup markets, we have also observed an overall demand increase in the global jackup market since 2020. While we remain encouraged about overall long-term rig demand, the near-term outlook for both floaters and jackups over the next several quarters continues to present lingering utilization headwinds compared to 2023-2024 levels. Furthermore, economic uncertainty and increased volatility regarding commodity prices, arising from, among other things, the conflict involving Iran, related shipping disruption, and elevated geopolitical tensions, collectively present potential for oil demand destruction and supply chain pressure.
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
Our cost profile remains sensitive to global labor market conditions, capital intensive repair and maintenance scopes on our rigs, global trade and sanctions regimes, including the impacts of new or increased tariffs or trade wars, and geopolitical crises (including the recent conflict involving Iran) and their respective regional and global ramifications. Each of these factors has the potential to adversely impact our ability to conduct our day-to-day operations and manage costs with uncertainty related to trade policy and tariffs also having the ability to negatively impact rig demand.
Contract Drilling Services Backlog
We maintain a backlog of commitments for contract drilling services. Our contract drilling services backlog reflects estimated future revenues attributable to signed drilling contracts. As of June 30, 2026, contract drilling services backlog totaled approximately $7.1 billion.
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
The table below presents the amount of our contract drilling services backlog as of June 30, 2026, and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2026 (1)	2027	2028	2029	2030	Thereafter
	(In thousands)
Contract Drilling Services Backlog
Floaters (2) (3)	$6,719,682	$1,090,096	$2,162,477	$1,994,206	$892,680	$460,407	$119,816
Jackups (4) (6)	404,595	177,755	226,840	—	—	—	—
Total	$7,124,277	$1,267,851	$2,389,317	$1,994,206	$892,680	$460,407	$119,816
Percent of Available Days Committed (5)
Floaters		61%	65%	57%	25%	13%	3%
Jackups		71%	51%	—%	—%	—%	—%
Total		63%	62%	47%	20%	11%	2%
(1)Represents a six-month period beginning July 1, 2026.
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
(6)The above table includes approximately $2.2 million of backlog associated with the Noble Resolve, held for sale as of June 30, 2026, pertaining to the agreement with Ocean Oilfield Drilling.
The amount of actual revenues earned and the actual periods during which revenues are earned may be materially different than the backlog amounts and backlog periods presented in the table above due to various factors, including, but not limited to, shipyard and maintenance projects, unplanned downtime, the operation of market benchmarks for dayrate resets, achievement of bonuses, weather conditions, reduced standby or mobilization rates, and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified according to their terms or by mutual consent, or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. Our backlog as of any particular date may not be indicative of our actual operating results for the periods for which the backlog is calculated. See Part I, Item 1A, “Risk Factors – Risks Related to Our Business and Operations – Our current backlog of contract drilling revenue may not be ultimately realized” in our Form 10-K. For example, as described under “Results of Operations” below, the actual revenues earned in the second quarter of 2026 from the Noble Faye Kozack and the Noble Courage differed from prior backlog amounts due to the disclosed temporary operational suspensions. Both rigs are currently operating in Brazil; however, the outcome of discussions regarding proposed administrative solutions following the operational suspension of the rigs remain uncertain and actual revenues earned by the rigs may differ from the backlog amounts and periods presented in the table above. Additionally, the above table reflects re-sequenced commitments in the second half of 2026, including the transfer of backlog from the Noble Innovator to the Noble Intrepid as well as an earlier anticipated end date for the Noble Stanley Lafosse in January 2027 rather than July 2027 previously. In addition, with the relevant option likely moving into 2027, we no longer anticipate exercise of the option period for the Noble Viking in the fourth quarter of 2026.
As of June 30, 2026, ExxonMobil, Shell, BP, TotalEnergies, and Aker BP represented approximately 19.8%, 18.1%, 13.7%, 12.7%, and 10.5% of our backlog, respectively.

Results of Operations
Results for the Three Months Ended June 30, 2026 and 2025
Net loss for the three months ended June 30, 2026 (the “current quarter”), was $36.7 million, or $(0.23) per diluted share, on operating revenues of $719.7 million compared to net income for the three months ended June 30, 2025, of $42.9 million, or $0.27 per diluted share, on operating revenues of $848.7 million.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates, and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “Contract Drilling Services” below.
The following table presents the average rig utilization, operating days, and average dayrates for our rig fleet for the periods indicated:

	Average Rig Utilization (1) (3)		Operating Days (2) (3)		Average Dayrates (2) (3)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025	2026	2025
Floaters	59%	70%	1,335	1,705	$412,650	$400,802
Jackups	83%	61%	651	724	197,380	176,503
Total	65%	67%	1,986	2,429	$342,080	$333,960
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
(3)For 2026, the figures include rigs sold to Borr Drilling Limited, which are/were operating under a bareboat charter agreement.

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change
Operating revenues:	2026	2025	$	%
Contract drilling services	$679,444	$812,077	$(132,633)	(16)%
Reimbursables and other (1)	40,244	36,575	3,669	10%
	719,688	848,652	(128,964)	(15)%
Operating costs and expenses:
Contract drilling services	$446,309	$502,427	$(56,118)	(11)%
Reimbursables (1)	34,108	28,360	5,748	20%
Depreciation and amortization	139,582	147,085	(7,503)	(5)%
General and administrative	26,944	34,976	(8,032)	(23)%
Merger and integration costs	—	5,302	(5,302)	(100)%
(Gain) loss on sale of operating assets, net	—	(4,751)	4,751	(100)%
Loss on impairment	42,270	—	42,270	—%
	689,213	713,399	(24,186)	(3)%
Operating income (loss)	$30,475	$135,253	$(104,778)	(77)%
(1)We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations, or cash flows.
The following table provides information about contract drilling revenue and costs by rig types (dollars in millions except average dayrates):

		Three Months Ended June 30,
		2026		2025
		Floaters	Jackups	Floaters	Jackups
Contract drilling services revenues		$550.9	$128.5	$684.3	$127.8
Contract drilling services costs		$357.0	$89.3	$396.8	$105.6
Average rig utilization		59%	83%	70%	61%
Operating days		1,335	651	1,705	724
Average dayrates		$412,650	$197,380	$400,802	$176,503
Total rigs	— Beginning	25	6	27	13
	— Acquired	—	—	—	—
	— Disposed	—	—	(1)	—
	— Ending	25	6	26	13
Contract Drilling Services Revenues
Floaters. During the second quarter of 2026, floaters generated revenue of $550.9 million, as compared to $684.3 million in the second quarter of 2025. The decrease in revenue was mainly attributable to $116.6 million from rigs with net changes in operating days, which included approximately $43.0 million related to the Noble Faye Kozack and Noble Courage operational suspensions in Brazil. There was also a decrease of $15.7 million due to a net change in average dayrates in the current period.
Jackups. During the second quarter of 2026, jackups generated revenue of $128.5 million, as compared to $127.8 million in the second quarter of 2025. The increase in revenue was mainly attributable to $3.3 million due to a net change in average dayrates in the current period. This increase was partly offset by $2.6 million from rigs with net changes in operating days.

Operating Costs and Expenses
Floaters. During the second quarter of 2026, total contract drilling services costs related to floaters was $357.0 million, as compared to $396.8 million in the second quarter of 2025. The primary drivers of this decrease were decreases of $14.5 million in rental equipment, $13.1 million in capitalized shipyard costs, $9.4 million in repairs and maintenance, $5.4 million in labor, $4.6 million in regulatory inspections, and $7.8 million in non-labor costs, operations support costs, and other costs across the fleet. Further, there was a decrease of $6.1 million related to certain rigs sold or no longer operated by Noble. These decreases were partially offset by $11.4 million in insurance proceeds received as well as an increase of $9.7 million in mobilization.
Jackups. During the second quarter of 2026, total contract drilling services cost related to jackups was $89.3 million, as compared to $105.6 million in the second quarter of 2025. The primary drivers of this decrease were decreases of $5.8 million in mobilization, $3.1 million in regulatory inspections, and $1.8 million in non-labor costs, operations support costs, and other costs across the fleet. Further, there was a decrease of $5.6 million related to certain rigs sold or no longer operated by Noble.
Depreciation and amortization. Depreciation and amortization totaled $139.6 million and $147.1 million during the second quarter of 2026 and 2025, respectively. Depreciation and amortization decreased primarily due to divestitures during the first quarter of 2026 as well as the timing of capital additions that were placed in service among the periods.
General and administrative. General and administrative expenses totaled $26.9 million and $35.0 million during the second quarter of 2026 and 2025, respectively. The decrease was primarily driven by lower labor costs of $5.0 million, and $1.3 million in office rental and maintenance due to the Denmark office lease termination during the second quarter of 2025.
Merger and integration costs. Noble incurred $5.3 million of merger and integration costs during the second quarter of 2025. The majority of the costs incurred directly related to the agreement and plan of merger, dated June 9, 2024, with Diamond Offshore Drilling, Inc. (“Diamond”), Dolphin Merger Sub 1, Inc., and Dolphin Merger Sub 2, Inc., under which Noble would acquire Diamond in a stock plus cash transaction (the “Diamond Transaction”). Such costs related primarily to professional fees and certain integration-related activities.
(Gain) loss on sale of operating assets, net. During the second quarter of 2025, we sold the Pacific Scirocco, resulting in a pre-tax gain of $4.8 million.
Loss on impairment. During the second quarter of 2026, we recorded a loss on impairment of $42.3 million to reduce the carrying value of the Ocean Apex to its estimated fair value less costs to sell. There were no impairments recorded during the second quarter of 2025. For additional information, see “Note 4 — Property and Equipment” to our unaudited condensed financial statements.
Other Income and Expenses
Interest expense, net of amounts capitalized. Interest expense totaled $36.2 million and $40.0 million during the second quarter of 2026 and 2025, respectively. Interest expense in each period primarily related to our 2034 Notes, 2030 Notes, and the Diamond Second Lien Notes (as defined below). The decrease in the current period is due to less average principal debt outstanding which accrued interest at lower rates. For additional information, see “Note 5 — Debt” to our unaudited condensed consolidated financial statements.
Interest income and other, net. Noble recognized interest and other income of $3.7 million and $4.7 million during the second quarter of 2026 and 2025, respectively. The current period includes $4.0 million of interest income from the seller notes received from the sale of jackup rigs to Borr Drilling Limited. For additional information, see “Note 9 — Supplemental Financial Information—Notes receivable” to our unaudited condensed consolidated financial statements.
Income tax benefit (provision). Noble recorded an income tax provision of $16.3 million and $57.1 million during the second quarter of 2026 and 2025, respectively.
During the second quarter of 2026, our tax provision included tax benefits of $23.0 million related to adjustments to valuation allowance for deferred tax benefits primarily in Switzerland and Nigeria. Such tax benefits were offset by recurring quarterly accruals of $39.3 million mostly in Luxembourg, Switzerland, and the United States.
During the second quarter of 2025, our tax provision included tax benefits of $22.3 million related to releases of valuation allowance for deferred tax benefits primarily in Luxembourg and a net tax benefit of $10.3 million related to uncertain tax position movements. Such tax benefits were offset by tax expenses related to recurring quarterly accruals of $69.1 million mostly in Guyana, Luxembourg, Switzerland, and the United States.
Results for the Six Months Ended June 30, 2026 and 2025
Net income for the six months ended June 30, 2026, was $84.0 million, or $0.52 per diluted share, on operating revenues of $1.5 billion compared to net income for the six months ended June 30, 2025, of $151.2 million, or $0.93 per diluted share, on operating revenues of $1.7 billion.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates, and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “Contract Drilling Services” below.
The following table presents the average rig utilization, operating days, and average dayrates for our rig fleet for the periods indicated:

	Average Rig Utilization (1) (3)		Operating Days (2) (3)		Average Dayrates (2) (3)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025
Floaters	62%	72%	2,806	3,505	$417,553	$390,716
Jackups	81%	68%	1,311	1,595	191,050	167,233
Total	67%	71%	4,117	5,100	$345,410	$320,835
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
(3)For 2026, the figures include rigs sold to Borr Drilling Limited, which are/were operating under a bareboat charter agreement.

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		Change
Operating revenues:	2026	2025	$	%
Contract drilling services	$1,421,997	$1,644,505	$(222,508)	(14)%
Reimbursables and other (1)	83,381	78,634	4,747	6%
	$1,505,378	$1,723,139	$(217,761)	(13)%
Operating costs and expenses:
Contract drilling services	$896,434	$964,526	$(68,092)	(7)%
Reimbursables (1)	64,220	60,144	4,076	7%
Depreciation and amortization	276,922	290,222	(13,300)	(5)%
General and administrative	56,992	70,184	(13,192)	(19)%
Merger and integration costs	2,615	20,222	(17,607)	(87)%
(Gain) loss on sale of operating assets, net	(89,858)	(4,751)	(85,107)	1,791%
Loss on impairment	42,270	—	42,270	—%
	1,249,595	1,400,547	(150,952)	(11)%
Operating income (loss)	$255,783	$322,592	$(66,809)	(21)%
(1)We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations, or cash flows.
The following table provides information about contract drilling revenue and costs by rig types (dollars in millions except average dayrates):

		Six Months Ended June 30,
		2026		2025
		Floaters	Jackups	Floaters	Jackups
Contract drilling services revenues		$1,171.5	$250.5	$1,377.8	$266.7
Contract drilling services costs		$719.6	$176.8	$788.6	$175.9
Average rig utilization		62%	81%	72%	68%
Operating days		2,806	1,311	3,505	1,595
Average dayrates		$417,553	$191,050	$390,716	$167,233
Total rigs	— Beginning	25	11	27	13
	— Acquired	—	—	—	—
	— Disposed	—	(5)	(1)	—
	— Ending	25	6	26	13
Contract Drilling Services Revenues
Floaters. During the six months ended June 30, 2026, floaters generated revenue of $1.2 billion, as compared to $1.4 billion in the six months ended June 30, 2025. The decrease in revenue was mainly attributable to $209.8 million from rigs with net changes in operating days, which included approximately $43.0 million related to the Noble Faye Kozack and Noble Courage operational suspensions in Brazil. This decrease was partly offset by $12.0 million due to a net change in average dayrates in the current period. Additionally, floater revenue from net non-cash amortization related to off-market customer contract assets and liabilities decreased $8.3 million in the current period.

Jackups. During the six months ended June 30, 2026, jackups generated revenue of $250.5 million, as compared to $266.7 million in the six months ended June 30, 2025. The decrease in revenue was mainly attributable to a decrease of $21.0 million from rigs with net changes in operating days during the current period. This decrease was partly offset by $5.0 million due to a net change in average dayrates in the current period.
Operating Costs and Expenses
Floaters. During the six months ended June 30, 2026, total contract drilling services costs related to floaters was $719.6 million, as compared to $788.6 million in the six months ended June 30, 2025. The primary drivers of this decrease were decreases of $28.0 million in rental equipment, $19.9 million in repairs and maintenance, $9.3 million in regulatory inspections, and $33.2 million in non-labor costs, operations support costs, and other costs across the fleet. Further, there was a decrease of $11.9 million related to certain rigs sold or no longer operated by Noble. These decreases were partially offset by $11.4 million in insurance proceeds received as well as an increase of $16.2 million in mobilization and $5.7 million in fuel.
Jackups. During the six months ended June 30, 2026, total contract drilling services cost related to jackups was $176.8 million, as compared to $175.9 million in the six months ended June 30, 2025. The primary drivers of this increase were increases of $2.5 million in labor and $5.1 million in non-labor costs, operations support costs, and other costs across the fleet. Also included in this amount was $20.0 million in insurance proceeds received during the prior year. These increases were partially offset by decreases of $10.7 million in mobilization and $5.0 million in regulatory inspections. Further, there was a decrease of $11.0 million related to certain rigs sold or no longer operated by Noble.
Depreciation and amortization. Depreciation and amortization totaled $276.9 million and $290.2 million during the six months ended June 30, 2026 and 2025, respectively. Depreciation and amortization decreased primarily due to divestitures during the current period as well as the timing of capital additions that were placed in service among the periods.
General and administrative. General and administrative expenses totaled $57.0 million and $70.2 million during the six months ended June 30, 2026 and 2025, respectively. The decrease was primarily driven by lower labor costs of $3.4 million, $1.6 million in professional fees, and a combined $2.4 million in office rental and maintenance and facility and office costs due to the Denmark office lease termination during the second quarter of 2025.
Merger and integration costs. Noble incurred $2.6 million and $20.2 million of merger and integration costs during the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026 and 2025, all and the majority of costs incurred, respectively, directly related to the Diamond Transaction. In both periods, such costs related primarily to professional fees and certain integration-related activities.
(Gain) loss on sale of operating assets, net. During the six months ended June 30, 2026, we sold the Noble Tom Prosser, Noble Mick O'Brien, Noble Regina Allen, Noble Resilient, and Noble Resolute, resulting in a pre-tax gain of $89.5 million. During the six months ended June 30, 2025, we sold the Pacific Scirocco, resulting in a pre-tax gain of $4.8 million.
Loss on impairment. During the six months ended June 30, 2026, we recorded a loss on impairment of $42.3 million to reduce the carrying value of the Ocean Apex to its estimated fair value less costs to sell. There were no impairments recorded during the six months ended June 30, 2025. For additional information, see “Note 4 — Property and Equipment” to our unaudited condensed financial statements.
Other Income and Expenses
Interest expense, net of amounts capitalized. Interest expense totaled $76.8 million and $80.5 million during the six months ended June 30, 2026 and 2025, respectively. Interest expense in each period primarily related to our 2034 Notes, 2030 Notes, and the Diamond Second Lien Notes (as defined below). The decrease in the current period is due to less average principal debt outstanding which also accrued interest at lower rates. For additional information, see “Note 5 — Debt” to our unaudited condensed consolidated financial statements.
Interest income and other, net. Noble recognized interest and other income of $11.9 million and $6.5 million during the six months ended June 30, 2026 and 2025, respectively. The current period includes $7.4 million of interest income from the seller notes received from the sale of jackup rigs to Borr Drilling Limited. For additional information, see “Note 9 — Supplemental Financial Information—Notes receivable” to our unaudited condensed consolidated financial statements.
Income tax benefit (provision). Noble recorded an income tax provision of $89.2 million and $97.5 million during the six months ended June 30, 2026 and 2025, respectively.

During the six months ended June 30, 2026, our tax provision included tax benefits of $37.7 million primarily related to adjustments to valuation allowances for deferred tax benefits primarily in Luxembourg, Switzerland, and Nigeria. Such tax benefits were offset by tax effects of $23.5 million related to the gain on sale of operating assets and recurring quarterly accruals of $103.4 million mostly in Luxembourg, Switzerland, and the United States.
During the six months ended June 30, 2025, our tax provision included tax benefits of $78.9 million related to releases of valuation allowance for deferred tax benefits primarily in Luxembourg. Such tax benefits were offset by tax expenses related to recurring quarterly accruals of $176.4 million mostly in Guyana, Luxembourg, Switzerland, and the United States.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of capital in the current period was cash generated from operating activities as well as net proceeds from the issuance of the 2034 Notes (as defined below). Cash on hand during the current period was primarily used for the following:
•normal recurring operating expenses;
•capital expenditures;
•redemptions of debt and payment of related accrued interest;
•dividend payments; and
•certain contractual cash obligations and commitments.
Our anticipated cash flow needs, both in the short term and long term, may also include share repurchases and repurchases or repayments of debt and interest.
We currently expect to fund our cash flow needs with cash generated by our operations, cash on hand, proceeds from sales of assets, or borrowings under the Revolving Credit Facility (as defined below), and we believe this will provide us with sufficient liquidity to fund our cash flow needs over the next 12 months. Subject to market conditions and other factors, we may also issue equity or long-term debt securities to fund our cash flow needs and for other purposes.
Net cash provided by operating activities was $417.4 million and $487.4 million for the six months ended June 30, 2026 and 2025, respectively. The decrease in net cash provided by operating activities for the six months ended June 30, 2026, was primarily attributable to the sale of five jackup rigs to Borr Drilling Limited as well as the operational suspensions in Brazil during the current period. We had working capital of $561.4 million at June 30, 2026, and $512.6 million at December 31, 2025.
Net cash used in investing activities was $100.4 million and $191.7 million for the six months ended June 30, 2026 and 2025, respectively. The decrease in net cash used in investing activities for the six months ended June 30, 2026, was attributable to the disposal of rigs during the current period. Otherwise, investing activities in the current period consisted of capital expenditures on routine projects associated with overhauls and upgrades on various rigs.
Net cash used in financing activities was $340.6 million and $202.5 million for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, we issued $800.0 million of new 2034 Notes, including debt extinguishment and issuance costs of $40.7 million and $17.4 million, respectively, repaid $850.0 million of debt, made dividend payments to our shareholders of $163.2 million, made finance lease payments of $62.5 million, and paid $9.7 million in taxes withheld on vested employee share-based compensation awards. During the six months ended June 30, 2025, we repurchased 0.7 million of our Ordinary Shares for a total of $20.0 million, made dividend payments to our shareholders of $160.9 million, and paid $9.4 million in taxes withheld on vested employee share-based compensation awards.
At June 30, 2026, we had a total contract drilling services backlog of approximately $7.1 billion, which includes a commitment of 63% of available days for the remainder of 2026. For additional information regarding our backlog, see “Contract Drilling Services Backlog.”

Capital Expenditures
Capital expenditures were $308.4 million and $230.1 million for the six months ended June 30, 2026 and 2025, respectively.
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
Amended and Restated Senior Secured Revolving Credit Agreement
On May 29, 2026, we amended the Amended and Restated Senior Secured Revolving Credit Agreement, dated April 18, 2023, and as previously amended on June 24, 2024, and December 16, 2025 (the “Revolving Credit Facility”). The amendment to the Revolving Credit Facility increased the commitments to $650.0 million and extended the maturity date to May 2031. The guarantors under the Revolving Credit Facility are the same subsidiaries of Noble Finance II LLC, a wholly-owned, indirect subsidiary of Noble (“Noble Finance II”), that are or will be guarantors of the 2030 Notes and the 2034 Notes (each as defined below).
As of June 30, 2026, we had no borrowings outstanding and $6.7 million of letters of credit issued under the Revolving Credit Facility and an additional $42.5 million in letters of credit and surety bonds issued under bilateral arrangements. For additional information about the Revolving Credit Facility, see “Note 5 — Debt” to our unaudited condensed consolidated financial statements.
6.250% Senior Notes due 2034
On June 11, 2026, Noble Finance II issued $800.0 million in aggregate principal amount of its 6.250% Senior Notes due 2034 (the “2034 Notes”). The 2034 Notes were issued pursuant to an indenture, dated June 11, 2026, among Noble Finance II, the subsidiaries of Noble Finance II party thereto, as guarantors, and the trustee. The net proceeds from the offering of the 2034 Notes were primarily used to fund the redemption of $300.0 million of outstanding principal amount pertaining to the 8.000% Senior Notes due 2030 and the entirety of the outstanding aggregate principal amount pertaining to the 8.500% Senior Secured Second Lien Notes due 2030 as well as to pay any premiums, fees, and expenses related to the issuance of the 2034 Notes. As of June 30, 2026, we had outstanding $800.0 million aggregate principal amount of our 2034 Notes. For additional information about the 2034 Notes, see “Note 5 — Debt” to our unaudited condensed consolidated financial statements.
8.000% Senior Notes due 2030
In 2023, Noble Finance II issued $600.0 million in aggregate principal amount of its 8.000% Senior Notes due 2030 (the “Initial 2030 Notes”). The Initial 2030 Notes were issued pursuant to an indenture, dated April 18, 2023 (as supplemented or otherwise modified from time to time), among Noble Finance II, the subsidiaries of Noble Finance II party thereto, as guarantors, and the trustee. In August 2024, Noble Finance II issued an additional $800.0 million in aggregate principal amount of its 8.000% Senior Notes due 2030 (the “Additional 2030 Notes” and, together with the Initial 2030 Notes, the “2030 Notes”) at a premium of 103% bringing the total outstanding principal amount to $1.4 billion. The Additional 2030 Notes were issued pursuant to the indenture governing the Initial 2030 Notes and the net proceeds from the offering of the Additional 2030 Notes were primarily used to fund the cash consideration in the Diamond Transaction and to pay any premiums, fees, and expenses related to the issuance of the Additional 2030 Notes. On June 11, 2026, Noble Finance II redeemed $300.0 million aggregate principal amount of the 2030 Notes for $312.0 million. As of June 30, 2026, we had outstanding $1.1 billion aggregate principal amount of our 2030 Notes. For additional information about the 2030 Notes, see “Note 5 — Debt” to our unaudited condensed consolidated financial statements.

8.500% Senior Secured Second Lien Notes due 2030
In connection with the agreement and plan of merger, dated June 9, 2024, with Diamond, Dolphin Merger Sub 1, Inc., and Dolphin Merger Sub 2, Inc., under which Noble acquired Diamond in the context of the Diamond Transaction, the Company assumed $550.0 million aggregate principal amount of 8.500% Senior Secured Second Lien Notes due October 2030 (the “Diamond Second Lien Notes”) issued pursuant to an indenture, dated as of September 21, 2023 (as supplemented and otherwise modified from time to time, the “Diamond Second Lien Indenture”), among Diamond Foreign Asset Company and Diamond Finance, LLC, as issuers, Noble Offshore Drilling, Inc. (formerly known as Dolphin Merger Sub 2, Inc. and as successor by merger with Diamond) (“NODI”), certain of NODI’s subsidiaries party thereto, as guarantors, and the trustee and collateral agent. On March 27, 2026, Diamond Foreign Asset Company redeemed $55.0 million aggregate principal amount of the Diamond Second Lien Notes for $56.7 million. On June 11, 2026, Diamond Foreign Asset Company redeemed the remaining $495.0 million aggregate principal amount of the Diamond Second Lien Notes for $522.1 million. As of June 30, 2026, no Diamond Second Lien Notes remained outstanding, the Diamond Second Lien Indenture had been satisfied and discharged in accordance with its terms, and the related liens and security interests had been released, in each case subject to those provisions that by their terms survive the satisfaction and discharge. For additional information about the Diamond Second Lien Notes, see “Note 5 — Debt” to our unaudited condensed consolidated financial statements.
Noble Finance II Financial Information
The indentures governing the 2030 Notes and the 2034 Notes contain covenants that require Noble Finance II to furnish to holders of the 2030 Notes and the 2034 Notes certain financial information relating to Noble Finance II and its restricted subsidiaries. The obligation to furnish such information may be satisfied by providing financial information of Noble along with a description of the differences between such information and the financial information of Noble Finance II and its restricted subsidiaries on a standalone basis. As a result of Noble conducting substantially all of its business through Noble Finance II, the financial position and results of operations for Noble Finance II are the same as the information presented for Noble in all material respects. For the three and six months ended June 30, 2026, Noble Finance II’s operating income (loss) was $10.9 million and $20.5 million higher, respectively, than that of Noble. The operating income (loss) difference is primarily a result of expenses related to corporate professional and legal costs and administration charges attributable to Noble for operations support and stewardship-related services.
Dividends
On July 27, 2026, Noble’s Board of Directors declared an interim quarterly cash dividend on our Ordinary Shares of $0.50 per share. This dividend will be paid on September 24, 2026, to shareholders of record at close of business on September 3, 2026.
The declaration and payment of dividends require authorization of the Board of Directors, provided that such dividends on issued share capital may be paid only out of the Company’s “distributable reserves” as determined by reference to relevant statutory accounts in accordance with English law. The Company is not permitted to pay dividends out of share capital, which includes share premiums. The payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, the availability of sufficient distributable reserves, contractual and indenture restrictions, and other factors deemed relevant by our Board of Directors. During each of the quarters ended June 30, 2026 and 2025, we declared and paid a dividend of $0.50 per share.
Share Repurchases
Under English law, the Company is only permitted to purchase its own Ordinary Shares by way of an “off-market purchase” pursuant to a contract approved by shareholders (except where the purchase is for the purposes of, or pursuant to, any employees’ share scheme). Such purchases may be paid for either (i) out of the Company’s “distributable reserves” as determined by reference to relevant statutory accounts in accordance with English law or (ii) from the proceeds of a fresh issue of shares made for the purpose of financing the purchase. On October 22, 2024, the Company’s Board of Directors authorized an increased share repurchase authorization of up to an additional $400.0 million and, at the 2025 annual general meeting of shareholders, shareholders approved the repurchase of up to 23,800,068 Ordinary Shares. The authorization by the Board of Directors has approximately $370.0 million remaining, does not have a fixed expiration, and may be modified, suspended, or discontinued at any time. None of the shareholder authorization to purchase up to 23,800,068 Ordinary Shares has yet been utilized and the authorization by shareholders expires on May 8, 2030 (subject to certain exceptions). The program does not obligate the Company to acquire any particular amount of Ordinary Shares. During the three and six months ended June 30, 2026, the Company repurchased none of the Company’s Ordinary Shares. During the three and six months ended June 30, 2025, the Company repurchased none and 0.7 million of the Company’s Ordinary Shares, respectively. All repurchased shares were subsequently cancelled, and the nominal value of the repurchased shares was transferred to the Capital Redemption reserve. Under this program, repurchases may be made from time to time using a variety of methods such as open market purchases and privately negotiated transactions, in compliance with relevant rules and regulations. In establishing this program, the Board considered the benefits to shareholders of providing the business with this additional capital allocation flexibility to promote long-term value for shareholders alongside other uses of capital.
Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates and assumptions and any such differences could be material to our consolidated financial statements. Some of our significant accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by Noble about matters that are inherently uncertain. We disclose our significant accounting policies in “Note 1 — Organization and Significant Accounting Policies” to our audited consolidated financial statements included in Part II, Item 8 of our Form 10-K.
For information about our critical accounting policies and estimates, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Form 10-K. As of June 30, 2026, there have been no material changes to the judgments, assumptions, and estimates upon which our critical accounting policies and estimates are based.
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
Item 4. Controls and Procedures
Conclusions Regarding Disclosure Controls and Procedures
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Noble, and Richard B. Barker, Executive Vice President and Chief Financial Officer (Principal Financial Officer) of Noble, have evaluated the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of Noble as of the end of the period covered by this report. On the basis of this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that Noble’s disclosure controls and procedures were effective as of June 30, 2026. Noble’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in Noble’s internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Noble.
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
During the three months ended June 30, 2026:
•94,439 Ordinary Shares were issued to holders of our Tranche 1 Warrants pursuant to exercises of 120,144 Tranche 1 Warrants; and
•82,884 Ordinary Shares were issued to holders of our Tranche 2 Warrants pursuant to exercises of 141,309 Tranche 2 Warrants.
Such Ordinary Shares were issued pursuant to the exemptions from the registration requirements of the Securities Act under Section 4(a)(2) under the Securities Act or Section 1145 of the Bankruptcy Code. For more information on the terms of exercise and other features of the warrants, see our Form 10-K.
Item 5. Other Information
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our Ordinary Shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the three months ended June 30, 2026, no such plans or other arrangements were adopted, terminated, or modified.
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

4.1
Indenture, dated as of June 11, 2026, by and among Noble Finance II LLC, as issuer, the subsidiaries of Noble Finance II LLC named therein, as guarantors, and HSBC Bank USA, National Association, as trustee (including the form of 6.250% Senior Note due 2034 included therein) (filed as Exhibit 4.1 to Noble’s Current Report on Form 8-K filed on June 12, 2026, and incorporated herein by reference).

10.1
Third Amendment to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 29, 2026, among Noble Finance II LLC, Noble International Finance Company, as a designated borrower, the other credit parties party thereto, the lender party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to Noble’s Current Report on Form 8-K filed on June 1, 2026, and incorporated herein by reference).

31.1*	Certification of Robert W. Eifler, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of Richard B. Barker, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of Robert W. Eifler, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Richard B. Barker, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit Number	Exhibit

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Noble Corporation plc, a public limited company formed under the laws of England and Wales

/s/ Richard B. Barker	July 28, 2026
Richard B. Barker Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Jeffrey K. Hunt	July 28, 2026
Jeffrey K. Hunt Vice President, Chief Accounting Officer (Principal Accounting Officer)	Date